Form 10-K
period 2024-12-31
YHN Acquisition I Ltd
filed 2025-03-20
CIK 2020987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 001-42251

YHN Acquisition I Limited

(Exact Name of Registrant as Specified in Its Charter)

British Virgin Islands	N/A
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

2/F, Hang Seng Building 200 Hennessy Road, Wanchai Hong Kong	N/A
Address of Principal Executive Offices	Zip Code

Registrant’s telephone number, including area code: +852 5499 8101

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, no par value, and one Right entitling the holder to receive one-tenth of an Ordinary Share	YHNAU	The Nasdaq Stock Market LLC
Ordinary Share	YHNA	The Nasdaq Stock Market LLC
Rights	YHNAR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12g of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐; No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐; No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐;

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐;

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the registrant’s ordinary shares outstanding at June 30, 2024, other than ordinary shares held by persons who may be deemed affiliates of the registrant, was $0. The units of the registrant began trading on the Nasdaq Global Market on September 18, 2024 and the ordinary shares and rights comprising the units began to trade separately on November 8, 2024.

As of March 11, 2025, there were 7,750,000 ordinary shares of the Registrant, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DEFINED TERMS

Unless otherwise stated in this annual report on Form 10-K for the year ended December 31, 2024 (this “Form 10-K”), references to:

●	“we,” “us” or “our company” refers to YHN Acquisition I Limited;

●	“third amended and restated memorandum and articles of association” refers to our Third Amended and Restated Memorandum and Articles of Association, adopted by the Company;

●	“BVI” refers to the British Virgin Islands;

●	“Companies Act” and the “Insolvency Act” refer to the BVI Business Companies Act, 2004 and the Insolvency Act, 2003 of the British Virgin Islands, respectively and in each case as the same may be amended and supplemented from time to time;

●	“initial shareholders” refers to all of our shareholders immediately prior to our IPO, including all of our officers and directors to the extent they hold such shares;

●	“insider shares” refers to the 1,500,000 ordinary shares held by our initial shareholders;

●	“IPO” refers to our initial public offering of 6,000,000 units that was consummated on September 19, 2024;

●	“letter agreements” refer to the agreements executed among us, the underwriters, our officers, directors and other initial shareholders on September 17, 2024;

●	“PRC” or “China” refers to the People’s Republic of China.

●	“private rights” refers to the rights included in the private units;

●	“private units” refers to the units issued in a private placement simultaneously with the closing of the IPO;

●	“US Dollars” and “$” refer to the legal currency of the United States;

●	“public shares” refers to ordinary shares which are being sold as part of the units in the IPO (whether they are purchased in the IPO or thereafter in the open market);

●	“rights” or “public rights” refer to the rights which are being sold as part of the units in the IPO;

●	“sponsor” refers to YHN Partners I Limited; and

●	“public shareholders” means the holders of the public shares, whether they are purchased in the public offering or in the aftermarket, including any of our initial shareholders to the extent that they purchase such public shares (except that our initial shareholders will not have conversion or tender rights with respect to any public shares they own).

i

ii

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The statements contained in this Form 10-K that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our Management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

●	our ability to complete our Business Combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Business Combination, as a result of which they would then receive expense reimbursements and other benefits;

●	our potential ability to obtain additional financing to complete a Business Combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential changes in control of us if we acquire one or more target businesses for stock;

●	our public securities’ potential liquidity and trading;

●	our expectations regarding the time during which we will be an “emerging growth company” under the JOBS Act;

●	our use of proceeds not held in the trust account; or

●	our financial performance, including following our Business Combination.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

ITEM 1. BUSINESS

General

We are a newly incorporated blank check company formed in the British Virgin Islands as a business company with limited liability (meaning that our public shareholders have no liability, as shareholders of our company, for the liabilities of our company over and above the amount paid for their shares). We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to as a “target business.”

We are based in Hong Kong. Our principal office is located in Hong Kong and our sponsor and a majority of our executive officers and directors are based in or have significant ties to the mainland China and/or Hong Kong. In addition, we may pursue or consummate an initial business combination with a company located or doing business in the PRC (including Hong Kong and Macau). Given the risks relating to doing business in Hong Kong and/or the PRC, we may be a less attractive partner to non-PRC or non-Hong Kong based target companies as compared to other SPACs that do not have ties to Hong Kong or the PRC, which may therefore limit the pool of acquisition candidates.

Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location. Currently, we do not have any specific business combination under consideration or contemplation, and we have not, nor has anyone on our behalf, contacted any prospective target business or had any discussions, formal or otherwise, with respect to such a transaction. We do not have any specific business combination under consideration and we have not (nor has anyone on our behalf), directly or indirectly, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to such a transaction. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate, to conduct any research or take any measures, directly or indirectly, to locate or contact a target business. We are confident that we will be able to find a target business that will meet expectations. We intend to capitalize on the strengths and experiences of our management team to select, acquire and form a business combination that has a competitive advantage in their core business and is positioned to bring in high returns and long-term sustainable growth.

Competitive Strengths

We intend to capitalize on our competitive advantages, as described below, to find a suitable target company:

Experienced Management Team

We have a strong team with years of operational, financial and leadership experience successfully managing and running a variety of corporations in Asia.

Our Chief Executive Officer Mr. Satoshi Tominaga was a managing partner at DeTiger Equity Fund, an Asian equity fund, which has invested in blockchain technology projects, including DeFi, exchanges, payments, lending, crypto trading, healthcare, data science, supply chain, internet of things (IoT), artificial intelligence (AI), machine learning, big data analysis, and other fintech related projects. We are confident that his investment experience and expertise in screening high quality target companies will be extremely beneficial in sourcing a target with strong growth potential. In addition, we can capitalize on his previous experiences in advising and expanding startups to help guide and prepare the target for the business combination.

Ms. Yangyujia An, our Chief Financial Officer, is the vice-chairperson of Norwich Capital Limited, a boutique firm that focuses on SPACs and provides services including sponsoring and listing support of SPACs. Prior to that, she also worked as an investment manager at Norwich Investment Limited. We believe that Ms. An’s experiences, in particular those in relation to SPACs, will be valuable for our initial business combination activities.

Our management team has been actively involved in operating, advising, and expanding many companies. Their executive leadership, operational oversight, strategic management will boost investor confidence in the team’s ability to complete a successful business combination. We believe our management team is well-positioned to take advantage of growing acquisition opportunities.

Strong Board of Directors

We have recruited an accomplished group of leaders to serve as members of our board of directors. Our board of directors comes from a plethora of industries where they serve as leaders, advisors, directors, and board members for public companies, private companies, and leading venture capital firms in Asia.

Mr. Zhengming Feng, our chairman and independent director, was a former Managing Director of SB China Venture Capital (SBCVC), a leading venture capital firm that manages both USD and RMB funds investing in high-tech, high growth companies in TMT, clean technology, healthcare, consumer/retail, and advanced manufacturing. His skills in managing businesses, investment, and strategic management will be a great asset for the target company.

Mr. Donghui Xu, one of our independent directors, has an extensive background in investment, private equity, and the venture capital industry. We hope to leverage his leadership experience in multiple prominent companies to support our management team as they guide the target company into public markets.

Ms. Min Zhang, one of our independent directors, has strong expertise in SPAC and IPO listings. Her prior experience with de-SPAC transactions will add great value as we identify and pursue potential targets to complete a business combination.

Our team has extensive experience in identifying, screening, acquiring, and managing companies. We believe these are the skill sets that are essential for a successful management team. With our board of directors’ deep understanding and experience of various industries, we could effectively position our investment strategy, evaluation of potential acquisition candidates and complete our initial business combination.

Strong and Extensive Network to Source a Suitable Target Company

We believe our team’s operating and transaction experience and relationships with companies will provide us with many potential business combination targets. Over the course of their careers, they have served in a variety of capacities, allowing them to expand their network in both Asia and the United States. These contacts and sources include those in government, private and public companies, private equity and venture capital funds, investment bankers, attorneys, and accountants.

For example, our CEO, Mr. Tominaga was a managing partner at DeTiger Equity Fund. His role in DeTiger Equity Fund and his connections with several Asian tech giants and large conglomerates provides access to a massive network of tech executives, founders and investors and we aim to leverage his connections to identify multiple potential targets. We are confident that the extensive network our directors have in various industries will give us a competitive advantage when exploring potential business combination opportunities.

Strong M&A Expertise and de-SPAC Experience

In addition to supporting us in the areas of investment strategy and improving the company’s processes, our team also has experience in M&A and fundraising. Our team consists of seasoned professionals with significant M&A, capital markets, finance, and private equity experience across a wide variety of industries and market conditions and have proven track records of producing high returns for investors. In addition, we have a unique advantage as Mr. Tominaga, our Chief Executive Officer, prior experience successfully completing a de-SPAC transaction, having served as an independent director to Tottenham Acquisition I Limited, a SPAC which merged with Clene Nanomedicine Inc., and subsequently, operated under the name Clene Inc. (Nasdaq: CLNN), a clinical-stage biopharmaceutical company specializing in therapeutics for neurodegenerative diseases in December 2020. As of June 17, 2024, the reported closing sale price of Clene Inc. on The Nasdaq Capital Market was $0.37 per share. His previous experience in selecting a SPAC target company and executing a successful merger will be extremely valuable in ensuring the success of our initial business combination.

Acquisition Strategy and Investment Criteria

Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region.

We intend to look for target company which possesses the following core values:

●	Strong management team: We are looking for a strong group of individuals who have a strong track record of creating value. We will assess their leadership capabilities and their ability to grow the company.

●	Strong portfolio of investors: We seek a company that has well-known and trusted investors, hedge funds and private equity firms supporting them. This is an indication of investors’ confidence in the company’s potential to grow.

●	Potential to have recurring revenue: We are looking for a company that is currently generating or will generate significant cash flow through existing products, new product development, increased efficiency, and reduced costs.

●	Benefits from being publicly traded: We intend to acquire a company that will effectively utilize their public profile to get access to capital, expand their customer base, improve their investor portfolio to grow.

●	Appropriate valuations and upside potential: We will conduct rigorous due diligence and apply valuation-metrics to create the most appropriate valuation for the company. We are seeking to acquire a company that will have a strong upside potential to increase their valuation.

●	Strategic management and long-term planning: We intend to acquire a company which strategically plan ahead and are continually assessing and ensuring that their work is aligned with their strategic goals. Long-term planning allows companies to have sustainable operations in the long run and ensures that they can deliver on their promises to the investors.

●	Innovative-led approach and risk management: We believe that balancing risk and encouraging creative insights will drive a company’s growth and that differentiated ideas bring new categories into the market to address growing customer needs. Therefore, we are seeking for a company that prioritizes innovation and can recognize which ideas to support and scale.

Our sponsor believes that conducting comprehensive due diligence on prospective investments is particularly important within the technology industry. In evaluating a prospective initial business combination, we expect to conduct a thorough diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, financial analyses, and technology reviews, as well as a review of other information that will be made available to us.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, our officers, or our directors, subject to certain approvals and consents. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers, or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to us from a financial point of view.

Members of our management team may directly or indirectly own our securities, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We currently do not have any specific targets for an initial business combination selected. None of our officers and directors, nor has anyone on their behalf contacted or had any discussions with possible target businesses in which they directly or indirectly proposed or encouraged a potential target to consider a possible combination with us.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Our third amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor his or her obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following the IPO. We intend to utilize cash derived from the proceeds of the IPO and the private placement of private units, our share capital, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of the IPO and the private placement of private units are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various U.S. Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We Have Identified a Target Business

On January 15, 2025, we entered into a legally binding letter of intent (the “Letter of Intent”) with Mingde Technology Limited (“Holdco”), a Cayman Islands holding company, and Zhejiang Xiaojianren Internet Technology Co., Ltd (“XJR”), a company established in China and in the business of operating online sports platforms and providing technological solutions for health product stores. Pursuant to the Letter of Intent, the Company will effect a business combination with Holdco based on an equity valuation of $396 million. Holdco and XJR agreed to complete an internal corporate structure reorganization (the “Reorganization”) no later than January 27, 2025, pursuant to which Holdco shall control and receive the economic benefits of XJR via a customary variable interest entity structure. Consummation of the Business Combination shall be subject to the execution of a mutually satisfactory definitive agreement by the parties (the “Definitive Agreement”). The parties have agreed to use their best efforts to enter into the Definitive Agreement within 30 days after the completion of the Reorganization. Pursuant to the Letter of Intent, the parties have entered into a 90-day period of exclusivity in order to negotiate the Business Combination wherein, among other things, the parties agreed not to solicit or initiate or enter into or continue discussions, negotiations or transactions concerning any transaction that would prohibit or impair the transactions contemplated by the Letter of Intent. To date, we have not entered into the Definitive Agreement.

Except as discussed above, we have not selected any other target business on which to concentrate our search for a business combination, and none of our officers, directors, initial shareholders and other affiliates has engaged in discussions on our behalf with representatives of other companies regarding the possibility of a potential merger, share exchange, asset acquisition or other similar business combination with us, nor have we, nor any of our agents or affiliates, been approached by any candidates (or representatives of any candidates) with respect to a possible business combination with our company.

Subject to the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding any deferred underwriting fees and commissions and taxes payable on the income earned on the trust account, and net of funds previously released to the company to pay our taxes) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. Accordingly, there is no basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect a business combination with a company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read the prospectus related to the IPO and know what types of businesses we are targeting. Our officers and directors, as well as their respective affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors, special advisors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction). If we decide to enter into a business combination with a target business that is affiliated with our officers, directors or initial shareholders, we will do so only if we have obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. However, as of the date of this report, there is no affiliated entity that we consider a business combination target.

Selection of a Target Business and Structuring of a Business Combination

Subject to the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding any deferred underwriting fees and commissions and taxes payable on the income earned on the trust account, and net of funds previously released to the company to pay our taxes) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses.

We believe such factors will be important in evaluating prospective target businesses, regardless of the location or industry in which such target business operates. However, this list is not intended to be exhaustive. Furthermore, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any deferred underwriting fees and commissions and taxes payable on the income earned on the trust account, and net of funds previously released to the company to pay our taxes) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital of a target. In this case, we could acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test, assuming that we obtain and maintain a listing for our securities on Nasdaq. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund-raising arrangement and have no current intention of doing so. The fair market value of the target business will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

We will not be required to comply with the 80% fair market value requirement if we are delisted from Nasdaq. If Nasdaq delists our securities from trading on its exchange, we would not be required to satisfy the fair market value requirement described above and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

Lack of Business Diversification

Our business combination must be with a target business or businesses that collectively satisfy the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several operating businesses at the same time. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full-time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to convert their public shares, regardless of whether they vote for or against or abstain from voting on the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable on the income earned on the trust account and funds previously released to the company to pay our taxes) or (2) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable on the income earned on the trust account and funds previously released to the company to pay our taxes), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction, or whether the terms of the transaction would otherwise require us to seek shareholder approval. If we so choose and we are legally permitted to do so, we have the flexibility to avoid a shareholder vote and allow our shareholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 (after payment of underwriting fees and commissions and net of taxes payable on the income earned on the trust account and funds previously released to the company to pay our taxes) upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait 15 months from the closing of the IPO in order to be able to receive a pro rata share of the trust account.

Our initial shareholders and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination. As a result, if we sought shareholder approval of a proposed transaction we could need as little as 187,501 of our public shares (or approximately 3.1% of our public shares) to be voted in favor of the transaction in order to have such transaction approved (assuming that only a quorum was present at the meeting, and that the insiders do not purchase any units or shares in the after-market).

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material non-public information), our sponsor, initial shareholders, directors, officers or their affiliates may enter into transactions with investors and others to provide them incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the trust account will be used to purchase shares in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended, or the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Our sponsor, directors, officers, advisors or any of their affiliates will not make any purchases if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

In addition, our officers, directors, initial shareholders and their affiliates would structure such purchases to be in compliance with the requirements of Rule 14e-5 under the Exchange Act, including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, directors, officers, advisors or their affiliates may purchase shares from public stockholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, directors, officers, advisors or their affiliates were to purchase shares from public stockholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, directors, officers, advisors or their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, directors, officers, advisors or their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our sponsor, directors, officers, advisors or their affiliates, along with the purchase price;

●	the purpose of the purchases by our sponsor, directors, officers, advisors or their affiliates;

●	the impact, if any, of the purchases by our sponsor, directors, officers, advisors or their affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of company security holders who sold to our sponsor, directors, officers, advisors or their affiliates (if not purchased on the open market) or the nature of company security holders (e.g., 5% security holders) who sold to our sponsor, directors, officers, advisors or their affiliates; and

●	the number of company securities for which we received redemption requests pursuant to its redemption offer.

Our sponsor, initial shareholders, directors, officers and their affiliates anticipate that they may identify the shareholders with whom our sponsor, initial shareholders, directors, officers and their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, initial shareholders, directors, officers and their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the meeting related to our initial business combination. Our sponsor, initial shareholders, directors, officers and their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws, as described above.

The purpose of any such purchases could be to (1) increase the likelihood of obtaining shareholder approval of the business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Conversion/Tender Rights

At any meeting called to approve an initial business combination, public shareholders may seek to convert their public shares, regardless of whether they vote for or against or abstain from voting on the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. The redemption rights will be effected under our third amended and restated memorandum and articles of association and British Virgin Islands law as redemptions. If we hold a meeting to approve an initial business combination, a holder will always have the ability to vote against a proposed business combination and not seek conversion of its shares.

Alternatively, if we engage in a tender offer, each public shareholder will be provided the opportunity to sell his public shares to us in such tender offer. The tender offer rules require us to hold the tender offer open for at least 20 business days. Accordingly, this is the minimum amount of time we would need to provide holders to determine whether they want to sell their public shares to us in the tender offer or remain an investor in our company.

Our initial shareholders, officers and directors will not have redemption rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to the IPO or purchased by them in the IPO or in the aftermarket.

We may also require public shareholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. Once the shares are converted by the holder, and effectively redeemed by us under BVI law, the share registrar in the BVI will then update our register of members to reflect all conversions. The proxy solicitation materials that we will furnish to shareholders in connection with the vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such delivery requirements. Accordingly, a shareholder would have from the time our proxy statement is mailed through the vote on the business combination to deliver his shares if he wishes to seek to exercise his redemption rights. Under our third amended and restated memorandum and articles of association, we will be required to provide at least 7 clear calendar days’ advance notice of any shareholder meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise redemption rights. As a result, if we require public shareholders who wish to convert their ordinary shares into the right to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their redemption rights and may be forced to retain our securities when they otherwise would not want to.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise redemption rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to shareholders.

Any request to convert or tender such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if a holder of a public share delivered its certificate in connection with an election of their conversion or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, it may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their conversion or tender rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Redemption of Public Shares and Liquidation of Trust Account if No Business Combination

If we do not complete a business combination within 15 months from the closing of the IPO, our third amended and restated memorandum and articles of association provide that we will: (i) as promptly as practicable cease all operations except for the purpose of making redemption and the subsequent winding up of the Company’s affairs; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under BVI law to provide for claims of creditors and the requirements of other applicable law. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay our taxes, then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution, the public rights will expire and will be worthless.

The amount in the trust account will be treated as funds distributable under the Companies Act provided that immediately following the date on which the proposed distribution is proposed to be made, we are able to pay our debts as they fall due in the ordinary course of business. If we are forced to liquidate the trust account, we anticipate that we would distribute to our public shareholders the amount in the trust account calculated as of the date that is two (2) days prior to the distribution date (including any accrued interest net of taxes payable and any portion thereof that is released to us). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable.

Each of our initial shareholders and our officers and directors have agreed to waive their respective rights to participate in any liquidation of our trust account or other assets with respect to the insider shares and private units and to vote their insider shares, private shares and any public shares purchased in or after the IPO (other than shares acquired outside the redemption process in connection with our initial business combination, in compliance with Rule 14e-5 of the Exchange Act) in favor of any dissolution and plan of distribution which we submit to a vote of shareholders. There will be no distribution from the trust account with respect to our rights, which will expire worthless.

If we are unable to complete an initial business combination and expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price from the trust account would be $10.05.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would be prior to the claims of our public shareholders. Although we will seek to have all vendors, including lenders for money borrowed, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our shareholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

Our sponsor has agreed that, if we liquidate the trust account prior to the consummation of a business combination, it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of the IPO not held in the trust account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement. However, we cannot assure you that it will be able to satisfy those obligations if it is required to do so. Accordingly, the actual per-share redemption price could be less than $10.05 due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least $10.05 per share.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the IPO, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;

●	our obligation to redeem public shares held by our public shareholders may reduce the resources available to us for a business combination;

●	Nasdaq may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;

●	our outstanding rights and the potential future dilution they represent;

●	our obligation to pay the deferred underwriting fees and commissions to the underwriters upon consummation of our initial business combination;

●	our obligation to either repay or issue units upon conversion of up to $500,000 of working capital loans that may be made to us by our initial shareholders, officers, directors or their affiliates;

●	our obligation to register the resale of the insider shares, as well as the private units (and underlying securities) and any securities issued to our initial shareholders, officers, directors or their affiliates upon conversion of working capital loans; and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

We maintain our principal executive office at 2/F, Hang Seng Building, 200 Hennessy Road, Wanchai, Hong Kong.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full-time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

We will register our units, ordinary shares and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of any proxy solicitation sent to shareholders to assist them in assessing the target business. In all likelihood, the financial information included in the proxy solicitation materials will need to be prepared in accordance with U.S. GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. The financial statements may also be required to be prepared in accordance with U.S. GAAP for the Form 8-K announcing the closing of an initial business combination, which would need to be filed within four business days thereafter. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial information. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act beginning for the fiscal year ending December 31, 2025. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an emerging growth company as defined in in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile. We will remain such for up to five years. However, if we issue our non-convertible debt within a three-year period or our total revenues exceed $1.235 billion or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any of our officers or directors in their capacity as such, and we and our officers and directors have not been subject to any such proceeding in the 12 months preceding the date of this report.

Enforceability of Civil Liabilities

There are enforcement risks related to civil liabilities due to our sponsor having ties to Hong Kong. Moreover, three of our five officers and directors are based in China, or have ties to the PRC and/or Hong Kong, namely Yangyujia An, our Chief Financial Officer and Director, and two of our independent directors, Zhengming Feng and Donghui Xu. Because of such ties of our sponsor, officers and directors to the PRC and/or Hong Kong, we may be governed by PRC laws and regulations. In addition, we may seek to acquire a company that is based in mainland China or Hong Kong in an initial business combination, in which circumstance the uncertainties in the interpretation and enforcement of PRC laws, rules and regulations would apply to us regardless of whether we have a VIE structure or direct ownership structure post-business combination.

There is uncertainty as to whether the courts of the mainland China or Hong Kong would recognize or enforce judgments of U.S. courts against the officers and directors predicated upon the civil liability provisions of the securities laws of the United States or any state. China does not have any treaties or other forms of written arrangement with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In Hong Kong, judgment of United States courts against us or against our directors or executive officers residing in Hong Kong, including those based on the civil liability provisions of the U.S. federal securities laws, will not be directly enforceable in Hong Kong. There are currently no treaties or other arrangements providing for reciprocal enforcement of foreign judgments between Hong Kong and the United States.

Furthermore, there would be additional costs and issues with bringing an original action in foreign courts against the combined company or the officers and directors to enforce liabilities based upon the U.S. Federal securities laws, and they still may be fruitless.

As a result of all of the above, public shareholders may find it more difficult to enforce liabilities and enforce judgments on individual directors and executive officers, and may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a U.S. company.

ITEM 1A. RISK FACTORS

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

ITEM 2. PROPERTIES

We currently utilize office space at 2/F, Hang Seng Building, 200 Hennessy Road, Wanchai, Hong Kong from our Sponsor. We pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. Upon completion of our Business Combination or our liquidation, we will cease paying these monthly fees.

ITEM 3. LEGAL PROCEEDINGS

To the knowledge of our management team, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our Units, Ordinary Shares and Rights trade on The Nasdaq Global Market under the symbols “YHNAU,” “YHNA” and “YHNAR” respectively.

(b) Holders

As of March 18, 2025, there were 7,750,000 ordinary shares outstanding. There were also 2 holders of record of our Units, 2 holders of record of our ordinary shares, 1 holder of record of our Rights.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of a Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of a Business Combination. The payment of any cash dividends subsequent to a Business Combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

In December 2023 and April 2024, the Company issued an aggregate of 1,725,000 insider shares to the initial shareholders in exchange for cash of $25,000. In November 2024, the underwriter did not exercise their 45-day option to purchase 900,000 Units, therefore 225,000 founder shares are forfeited in February 2025. Our initial shareholders have agreed not to transfer, assign or sell any of the insider shares (except to certain permitted transferees) until 180 days after the completion of our initial business combination, Notwithstanding the foregoing, the insider shares will be released from the 180-day lock-up on the earlier of (1) 150 days after the date of the consummation of our initial business combination if the closing price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination or (2) after the date of the consummation of our initial business combination, and subsequently, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

On September 19, 2024, the Company consummated the IPO of 6,000,000 units (the “Units). Each Unit consists of one ordinary share (“Ordinary Share”) and one right to receive one-tenth (1/10) of one Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000. As of September 19, 2024, a total of $60,300,000 of the net proceeds from the IPO and the Private Placement (as defined below) were deposited in a trust account established for the benefit of the Company’s public shareholders.

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with its sponsor of 250,000 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,500,000. The Private Units are identical to the Units sold in the IPO except with respect to certain registration rights and transfer restrictions. Additionally, our sponsor has also agreed not to transfer, assign or sell any of Private Units (including the ordinary shares issuable upon exercise of the Private Units) until 180 days after the completion of our initial business combination (except with respect to permitted transferees). Any permitted transferees will be subject to the same restrictions and other agreements of our initial shareholders with respect to any insider shares, and the private units, as applicable. However, if after our initial business combination, there is a transaction whereby all the outstanding shares are exchanged or redeemed for cash (as would be the case in a post-asset sale liquidation) or another issuer’s shares, then the insider shares, or the private units (or any shares of Ordinary Shares thereunder) shall be permitted to participate. The holders were granted certain demand and piggyback registration rights in connection with the Private Units. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transaction did not involve a public offering.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Annual Report”) to “we,” “us” or the “Company” refer to YHN Acquisition I Limited. References to our “management” or our “Management Team” refer to our officers and directors, and references to the “Sponsor” refer to YHN Partners I Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

For the year ended December 31, 2024 we had a net income of $502,638 which was comprised of formation and operating costs expenses, dividend income and interest income.

For the period from December 18, 2023 (inception) to December 31, 2023 we had a net loss of $3,680 which was comprised of formation and operating costs expenses.

Liquidity and Capital Resources

As of December 31, 2024, we had cash of $669,250. Until the consummation of the initial public offering, the only source of liquidity was an initial purchase of ordinary shares by our Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from our Sponsor.

On September 19, 2024, we consummated the Initial Public Offering of 6,000,000 units (the “Public Units”), at $10.00 per Public Unit, generating gross proceeds of $60,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 250,000 Private Units at a price of $10.00 per unit in the Private Placement, generating gross proceeds of $2,500,000.

Transaction costs amounted to $2,840,203, consisting of $960,000 of underwriting fees, $1,500,000 of deferred underwriting fees and $380,203 of other offering costs. In addition, at September 19, 2024, cash of $737,704 were held outside of the Trust Account and is available for working capital purposes and $60,300,000 were transferred to the Trust Account.

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

If the Company does not complete a business combination by December 18, 2025, the Company will (i) as promptly as practicable, to cease all operations except for the purpose of making redemption and the subsequent winding up of the Company’s affairs; (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to the Company or necessary to pay the Company’s taxes, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of its public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a business combination is not consummated by December 18, 2025. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 900,000 Units (over and above 6,000,000 Units referred to above) solely to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. In November 2024, the underwriters did not exercise their 45-day option to purchase 900,000 Units.

The underwriters are entitled to a cash underwriting discount up to 2.5% of the gross proceeds of the Initial Public Offering, or $1,500,000, upon the closing of the Business Combination, subject to a minimum of $500,000.

Critical Accounting Policies

●	Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC 480, “Distinguishing Liabilities from Equity”. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. Accordingly, as of December 31, 2024 and 2023, 6,000,000 and 0 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of December 31, 2024, the ordinary shares subject to possible redemption reflected on the balance sheet are disclosed in the following table:

Amount
Gross proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(3,767,573)
Offering costs of Public Shares	(2,661,858)
Plus:
Accretion of carrying value to redemption value - 2024	6,729,431
Subsequent remeasurement of ordinary shares subject to possible redemption - 2024	789,076

Ordinary shares subject to possible redemption as of December 31, 2024	$61,089,076

●	Net loss per share

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

The net income (loss) per share presented in the statements of operations is based on the following:

	For the Year ended December 31, 2024			For the Period from December 18, 2023 (Inception) to December 31, 2023
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share		Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$789,287	$		$-	$-
Total expenses	(148,522)		(138,127)	-	(3,680)
Total allocation to redeemable and non-redeemable ordinary share	$640,765		$(138,127)	$-	$(3,680)
Denominators:
Weighted-average shares outstanding	1,688,525		1,570,355	-	10,000
Basic and diluted net income (loss) per share	$0.38		$(0.09)	$-	$(0.37)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As of December 31, 2024, we did not have changes in, or disagreements with, our independent registered public accounting firm on our accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal year ended December 31, 2024 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this Form 10-K, our directors and executive officers are as follows:

Name	Age	Position
Satoshi Tominaga	46	Chief Executive Officer and Director
Yangyujia An	29	Chief Financial Officer and Director
Zhengming Feng	81	Independent Director and Chairperson of the Board of Directors
Donghui Xu	44	Independent Director
Min Zhang	28	Independent Director

Below is a summary of the business experience of each our executive officers and directors:

Satoshi Tominaga. Mr. Tominaga has been serving as our chief executive officer since March 2024. He has over two decades of extensive experience in investment and private equity specializing in the technology, media, and telecommunications (TMT) sector. Mr. Tominaga has been a managing partner at Norwich Capital Limited since October 2020. Prior to this, he was a managing partner at DeTiger Equity Fund in Asia from May 2016 to June 2020. As a managing partner of DeTiger Equity Fund, he has investment experience in blockchain technology projects, including DeFi, exchanges, payments, lending, crypto trading, healthcare, data science, supply chain, internet of things (IoT), artificial intelligence (AI), machine learning, big data analysis, and other fintech related projects. From November 2017 to December 2020, Mr. Tominaga served as an independent director to Tottenham Acquisition I Limited (Nasdaq: TOTA), a SPAC which successfully completed a merger with Clene Nanomedicine Inc., and subsequently, operated under the name Clene Inc. (Nasdaq: CLNN), a clinical-stage biopharmaceutical company specializing in therapeutics for neurodegenerative diseases in December 2020. As of June 17, 2024, the reported closing sale price of Clene Inc. on The Nasdaq Capital Market was $0.37 per share. From November 2014 to February 2016, Mr. Tominaga served as managing director who was responsible as the investment head of Japan at Fosun International Limited, one of the largest privately owned conglomerates holding companies in China. From October 2010 to September 2014, Mr. Tominaga served as executive director in Hong Kong for SBI Holdings Inc., an internet-based financial conglomerate spun off from tech giant Softbank. Before SBI Holdings Inc., Mr. Tominaga was assistant vice president at Daiwa Capital Markets Hong Kong Limited, an investment banking company under Daiwa Securities Group, from September 2008 to September 2010. Mr. Tominaga joined Daiwa Securities Group in Japan to serve as a sales trader from January 2008 to September 2008. Prior to that, Mr. Tominaga served as a private equity analyst at Calyon Capital Market Asia in Japan, from January 2007 to December 2007. Mr. Tominaga started his career as an analyst, eventually becoming a project leader at NTT DoCoMo Inc., the largest telecommunications company in Japan, from October 2003 to December 2006. Mr. Tominaga earned his Bachelor of Science degree in Electrical Engineering from the University of California in 2003 and a joint master’s degree in Global Finance from New York University and Hong Kong University of Science and Technology in 2013. We believe that Mr. Tominaga is qualified to serve on our board of directors based on his extensive experience in investment and private equity specializing in the TMT sector as well as his experience in completion of a successful de-SPAC.

Yangyujia An. Ms. An has been serving as our chief financial officer since March 2024. She has a wealth of experience in SPAC transactions, from IPOs to closings of initial business combination. Since 2020, she has been the vice-chairperson of Norwich Capital Limited, a boutique firm that focuses on SPACs and provides services including sponsoring and listing support of SPACs. Prior to that, she also worked as an investment manager at Norwich Investment Limited from 2018 to 2020. Ms. An received her bachelor’s degree in Information Systems and Finance from the Hong Kong University of Science and Technology in 2017. We believe that Ms. An is qualified to serve on our board of directors based on her strong operational and prior SPAC experience.

Zhengming Feng. Mr. Feng has been serving as our chairman and independent director since March 2024. He has an extensive background in equity investment spanning over twenty years, as well as experience in various industries ranging from aviation to energy to technology. Mr Feng currently serves as chairman at investment firms Yonghe Capital Group and Yongmei Lianhe (Shanghai) Investment Management Co., Ltd., each of which he joined in July 2021. Previously, from December 2009 to June 2021, Mr. Feng was Managing Director of SB China Venture Capital (SBCVC), a leading venture capital firm that manages both USD and RMB funds investing in high-tech, high growth companies in TMT, clean technology, healthcare, consumer/retail, and advanced manufacturing. SBCVC has successfully invested in various notable companies such as Alibaba, Taobao, Focus Media, Global Data Solutions (Nasdaq:GDS), BGI Genomics, Ankon Technologies, Dian Diagnostics, and Edan Instruments, among others. Mr. Feng was chief executive officer of China Environment Ltd., an environmental protection technology company listed in Singapore, from November 2008 to November 2009. He was also the executive director, executive deputy general manager and general manager at Tsinghua Tongfang Environment Co., Ltd., a Chinese state-owned software company, from September 2004 to October 2008, as well as the General Manager of Tongfang (Shanghai) Co., Ltd. From March 1999 to August 2004, Mr. Feng was the deputy general manager and chief economist of China Machinery Energy Group, where he helped orchestrate the cooperation between the Chinese and German governments in the production of key equipment for gas engines. Within the same period, from April 1999 to May 2004, Mr. Feng also served as an energy adviser to China’s State Bureau of Metallurgical Industry, and from June 1999 to July 2004, served as vice chairman and chief economist of AECC Aero-Engine Control Co., Ltd.. Prior to this, from January 1969 to February 1999, Mr. Feng served various roles including party committee member, manager, and deputy factory director at Hangzhou Boiler Group Co., Ltd, a company committed to the R&D, manufacturing, and sales of industrial boilers, pressure vessels and other products. Mr. Feng received his bachelor’s degree in Sports Psychology from Hangzhou University (now Zhejiang University) in May 1963. He went on to complete a certification course in Economic Management Studies from Shanghai University of Finance and Economics in 1990, and also became a visiting scholar for Economic Management, International Finance and International Trade at the University of Southern California from August 1992 to June 1993. We believe that Mr. Feng is qualified to serve on our board of directors based on his multiple decades of experience and networks in major companies over a wide range of industries.

Donghui Xu. Mr. Xu has been serving as our independent director since March 2024. Since December 2014, Mr. Xu has been the legal representative and managing director for investment firm Yongmei Lianhe (Shanghai) Investment Management Co., Ltd. He also serves as a director and deputy general manager of Zhejiang Yong Zheng Shen He Enterprise Management Co., Ltd, which he joined in December 2022, and as a director and shareholder of venture capital firm JingWei Capital Holding Group Co., Ltd. since June 2023. From September 2013 to November 2014, Mr. Xu was general manager at Beijing Mainstaysource Technology Development Co., Ltd. He served Beijing Billion Power Health Technology Co., Ltd. as deputy general manager from July 2010 to June 2013. Mr. Xu began his career as a project manager at Beijing Delta Consulting Co., Ltd. from October 2007 to May 2010. Mr. Xu received his Bachelor of Science in Business Administration and Economics from Stockholm University in August 2004. He also went on to earn a Master of Accounting and Finance from Umeå University and a Master of Business Administration from Lund University in February 2007. We believe that Mr. Xu is qualified to serve on our board of directors based on his leadership experience across several prominent companies, coupled with his strong foundation in both the operational and financial aspects of business management.

Min Zhang. Ms. Zhang has been serving as our independent director since March 2024. She has a comprehensive background in traditional IPOs, reverse M&A and SPAC listings in the U.S., having been a key player in the operational and administrative processes of several SPAC listings and reverse merger transactions. She currently serves as a consultant at Norwich Capital Limited, a boutique firm focused on SPAC sponsoring, SPAC listing support services, and M&A and IPO support services, which she joined in April 2020 as her first employment. Ms. Zhang received a bachelor’s degree in accounting and a bachelor’s degree in banking and finance from Monash University in April 2020. We believe that Ms. Zhang is qualified to serve on our board of directors based on her operational and prior experience with SPACs.

Involvement in Certain Legal Proceedings

During the past ten years, none of the Company’s executive officers, directors or nominees have (i) been convicted in a criminal proceeding (excluding traffic violations and similar misdemeanors) or (ii) been a party to any judicial or administrative proceeding (except for matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining such person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws. During the past ten years except as discussed below (i) no petition has been filed under federal bankruptcy laws or any state insolvency laws by or against any of our executive officers, directors or nominees, (ii) no receiver, fiscal agent or similar officer was appointed by a court for the business or property of any of our executive officers, directors or nominees, and (iii) none of our executive officers, directors or nominees was an executive officer of any business entity or a general partner of any partnership at or within two years before the filing of a petition under the federal bankruptcy laws or any state insolvency laws by or against such entity.

As of the date of this Form 10-K, we are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or any of our executive officers or directors in their corporate capacity.

Number and Terms of Office of Officers and Directors

We have five directors. Each member of our board of directors will be elected at our annual meetings. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our Charter.

Director Independence

The rules of Nasdaq require that a majority of our board of directors be independent within one year of our IPO. Our board of directors has determined that Mr. Zhengming Feng, Mr. Donghui Xu, and Ms. Min Zhang are “independent directors” as defined in Nasdaq rules and applicable SEC rules. Our independent directors will have meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a corporate governance and nominating committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. We have established an audit committee of the board of directors, which consists of Mr. Zhengming Feng, Mr. Donghui Xu, and Ms. Min Zhang, each of whom is an independent director under Nasdaq’s listing standards. Ms. Min Zhang is the Chairperson of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and procedures for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of independent directors who are “financially literate” as defined under Nasdaq listing standards. Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Ms. Min Zhang is qualified as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Corporate Governance and Nominating Committee

We have established a corporate governance and nominating committee of the board of directors, which consists of Mr. Zhengming Feng, Mr. Donghui Xu, and Ms. Min Zhang, each of whom is an independent director under Nasdaq’s listing standards. Mr. Zhengming Feng is the Chairperson of the corporate governance and nominating committee. The corporate governance and nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The corporate governance and nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Corporate Governance and Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The corporate governance and nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The corporate governance and nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to the board of directors should follow the procedures set forth in our memorandum and articles of association. The corporate governance and nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Mr. Zhengming Feng, Mr. Donghui Xu, and Ms. Min Zhang, each of whom is an independent director under Nasdaq’s listing standards. Mr. Donghui Xu is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	reviewing and approving the compensation disclosure and analysis prepared by Company management to be included in our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics that applies to all of our executive officers, directors and employees. The code of conduct and ethics codifies the business and ethical principles that govern all aspects of our business.

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	The insider shares owned by our officers and directors will be released from escrow only if a business combination is successfully completed and subject to certain other limitations. Additionally, our officers and directors will not receive distributions from the trust account with respect to any of their insider shares if we do not complete a business combination. Furthermore, our initial shareholders have agreed that the private units will not be sold or transferred by them until after we have completed our initial business combination. In addition, our officers and directors may loan funds to us and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

Under British Virgin Islands law, directors owe the company the following fiduciary responsibilities:

●	duty to act in good faith in and with a view to what the director believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose and directors shall not act, or agree to act, in a matter that contravenes the Companies Act or the memorandum and articles of association;

●	duty to exercise the care, diligence and skill that a reasonable director would exercise in the circumstances taking into account, without limitation:

(a)	the nature of the company;

(b)	the nature of the decision; and

(c)	the position of the director and the nature of the responsibilities undertaken by him;

●	directors should not improperly fetter the exercise of future discretion;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

The Companies Act provides that, a director of a company shall, immediately after becoming aware of the fact that he is interested in a transaction entered into, or to be entered into, by the company, disclose the interest to the board of the company. However, the failure of a director to disclose that interest does not affect the validity of a transaction entered into by the director or the company, so long as the transaction was not required to be disclosed because the transaction is between the company and the director himself and is in the ordinary course of business and on usual terms and conditions. Additionally, the failure of a director to disclose an interest does not affect the validity of the transaction entered into by the company if (1) the material facts of the interest of the director in the transaction are known by the shareholders and the transaction is approved or ratified by a resolution of shareholders entitled to vote at a meeting of shareholders or (2) the company received fair value for the transaction.

Pursuant to the Companies Act and the company’s third amended and restated memorandum and articles of association, so long as a director has disclosed any interests in a transaction entered into or to be entered into by the company to the board, he/she may:

(1)	vote on a matter relating to the transaction;

(2)	attend a meeting of directors at which a matter relating to the transaction arises and be included among the directors present at the meeting for the purposes of a quorum; and

(3)	sign a document on behalf of the company or do any other thing in his capacity as a director, that relates to the transaction.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the third amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor. Furthermore, most of our officers and directors have pre-existing fiduciary obligations to other businesses of which they are officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe pre-existing fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe pre-existing fiduciary obligations and any successors to such entities have declined to accept such opportunities.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have.

The following table summarizes the other relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual	Name of Affiliated Company	Affiliation
Satoshi Tominaga	Norwich Capital Limited	Managing Partner
Yangyujia An	Norwich Capital Limited	Vice Chairperson
Zhengming Feng	Yongho Capital Group	Chairman
	Yongmei Lianhe (Shanghai) Investment Management Co., Ltd.	Chairman
Donghui Xu	Zhejiang Yong Zheng Shen He Enterprise Management Co., Ltd	Director and Deputy General Manager
	Yongmei Lianhe (Shanghai) Investment Management Co., Ltd.	Legal Representative and Managing Director
Min Zhang	Norwich Capital Limited	Independent Consultant

In connection with the vote required for any business combination, all of our existing shareholders, including all of our officers and directors, have agreed to vote their respective insider shares and any shares purchased in the IPO or following the IPO in the open market (other than shares acquired outside the redemption process in connection with our initial business combination, in compliance with Rule 14e-5 of the Exchange Act) in favor of any proposed business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to those ordinary shares acquired by them prior to the IPO. If they purchase ordinary shares in the IPO or in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert such shares (or sell their shares in any tender offer) in connection with the consummation of our initial business combination or an amendment to our third amended and restated memorandum and articles of association relating to pre-business combination activity.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or initial shareholders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, in no event will any of our initial shareholders, officers, directors, special advisors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our memorandum and articles of association provide that, subject to certain limitations, the company shall indemnify its directors and officers against all expenses, including legal fees, and against all judgments, fines and amounts paid in settlement and reasonably incurred in connection with legal, administrative or investigative proceedings. Such indemnity only applies if the person acted honestly and in good faith with a view to what the person believes is in the best interests of the company and, in the case of criminal proceedings, the person had no reasonable cause to believe that their conduct was unlawful. The decision of the directors as to whether the person acted honestly and in good faith and with a view to the best interests of the company and as to whether the person had no reasonable cause to believe that his conduct was unlawful and is, in the absence of fraud, sufficient for the purposes of the memorandum and articles of association, unless a question of law is involved. The termination of any proceedings by any judgment, order, settlement, conviction or the entering of a nolle prosequi does not, by itself, create a presumption that the person did not act honestly and in good faith and with a view to the best interests of the company or that the person had reasonable cause to believe that his conduct was unlawful.

We will enter into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our memorandum and articles of association. Our memorandum and articles of association also will permit us to purchase and maintain insurance on behalf of any officer or director who at the request of the Company is or was serving as a director or officer of, or in any other capacity is or was acting for, another company or a partnership, joint venture, trust or other enterprise, against any liability asserted against the person and incurred by the person in that capacity, whether or not the company has or would have had the power to indemnify the person against the liability as provided in the memorandum and articles of association. We will purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage shareholders from bringing a lawsuit against our directors for breach of their fiduciary responsibilities. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, shareholders’ investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is theretofore unenforceable.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and their respective immediate family members, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards while they are in possession of material nonpublic information (the “Insider Trading Policy”). The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.1 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers, and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

We pay $10,000 per month administrative fee to an affiliate of our Sponsor until completion of our initial business combination or our liquidation. No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Clawback Policy

In July 2024, our board of directors adopted a clawback policy (the “Clawback Policy”) permitting the Company to seek the recovery of incentive compensation received by any the Company’s current and former executive officers (as determined by the board in accordance with Section 10D of the Exchange Act and Nasdaq rules) and such other senior executives/employees who may from time to time be deemed subject to the Clawback Policy by the board (collectively, the “Covered Executives”) during the three completed fiscal years immediately preceding the date on which the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any financial reporting requirement under the securities laws. The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the board. If the board cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement. The foregoing description of the Clawback Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Clawback Policy, a copy of which is attached hereto as Exhibit 97.1 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this Annual Report by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Ordinary Shares
YHN Partners I Limited(2)	1,625,000	20.97%
Satoshi Tominaga	30,000	*	%
Yangyujia An	30,000	*	%
Zhengming Feng	25,000	*	%
Donghui Xu	20,000	*	%
Min Zhang	20,000	*	%
All directors and executive officers (five individuals) as a group	125,000	1.61%
Other 5% shareholders
KARPUS MANAGEMENT, INC.(3)	865,697	11.17%
Ramya Rao(4)	446,749	5.76%
Mizuho Financial Group, Inc.(5)	642,396	8.29%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o YHN Acquisition I Limited, 2/F, Hang Seng Building, 200 Hennessy Road, Wanchai, Hong Kong.

(2)	Represents shares held by YHN Partners I Limited, our sponsor. Includes 250,000 Ordinary Shares comprising the private units purchased by the sponsor. Pui Chun Wong is the controlling shareholder of our sponsor by virtue of having 100% voting power in the sponsor. The registered address for our sponsor is 1st Floor, Columbus Centre, P.O. Box 2283, Road Town, Tortola, British Virgin Islands.
(3)	Information is based solely on a report on Schedule 13G filed by Karpus Management, Inc., d/b/a Karpus Investment Management (“Karpus” or the “Reporting Person”) on January 7, 2025. Karpus is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940. Karpus is controlled by City of London Investment Group plc (“CLIG”), which is listed on the London Stock Exchange; however, in accordance with SEC Release No. 34-39538 (January 12, 1998), effective informational barriers have been established between Karpus and CLIG such that voting and investment power over the subject securities is exercised by Karpus independently of CLIG, and, accordingly, attribution of beneficial ownership is not required between Karpus and CLIG. The shares are owned directly by the accounts managed by Karpus.
(4)	Information is based solely on a report on Schedule 13G filed by Ramya Rao on February 7, 2025.
(5)	Information is based solely on a report on Schedule 13G filed by Mizuho Financial Group, Inc. on February 13, 2025. Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of said equity securities directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Insider Shares

In December 2023 and April 2024, the Company issued an aggregate of 1,725,000 insider shares to the initial shareholders in exchange for cash of $25,000. In November 2024, the underwriter did not exercise their 45-day option to purchase 900,000 Units, therefore 225,000 founder shares are forfeited in February 2025. Our initial shareholders have agreed not to transfer, assign or sell any of the insider shares (except to certain permitted transferees) until 180 days after the completion of our initial business combination, Notwithstanding the foregoing, the insider shares will be released from the 180-day lock-up on the earlier of (1) 150 days after the date of the consummation of our initial business combination if the closing price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination or (2) after the date of the consummation of our initial business combination, and subsequently, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Units

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with its sponsor of 250,000 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,500,000. The Private Units are identical to the Units sold in the IPO except with respect to certain registration rights and transfer restrictions. Additionally, our sponsor has also agreed not to transfer, assign or sell any of Private Units (including the ordinary shares issuable upon exercise of the Private Units) until 180 days after the completion of our initial business combination (except with respect to permitted transferees). Any permitted transferees will be subject to the same restrictions and other agreements of our initial shareholders with respect to any insider shares, and the private units, as applicable. However, if after our initial business combination, there is a transaction whereby all the outstanding shares are exchanged or redeemed for cash (as would be the case in a post-asset sale liquidation) or another issuer’s shares, then the insider shares, or the private units (or any shares of Ordinary Shares thereunder) shall be permitted to participate. The holders were granted certain demand and piggyback registration rights in connection with the Private Units. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transaction did not involve a public offering.

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Our third amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor his or her obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination.

Services Arrangements

On April 12, 2024, we entered into an administrative services agreement with our Sponsor, pursuant to which the Sponsor agreed to make available to the Company certain general and administrative services, including office space and secretarial and administrative services, as the Company may require from time to time. The Company has agreed to pay to the affiliate of the Sponsor $10,000 per month continuing until the earlier of the consummation by the Company of a Business Combination or the Company’s liquidation. For the year ended December 31, 2024 and period from December 18, 2023 (inception) to December 31, 2023, the Company incurred $30,000 and $nil in such fees.

There will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our Sponsor, officers or directors, or any affiliate of our Sponsor or officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our Business Combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as payment of customary fees incurred during the election of directors and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates.

After the completion of our Business Combination, directors or members of our Management Team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed Business Combination. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.

Related Party Loans and Advances

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

As of December 31, 2024, the Company fully repaid $281,663 to the Sponsor which are included in the amounts that will be due under the promissory note in the principal amount of up to $500,000 issued to the Sponsor.

As of December 31, 2024 and 2023, we had a temporary advance of $60,059 and $0 from our Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

Registration Rights

On September 17, 2024, we entered into a registration rights agreement pursuant to which the Company granted certain registration rights to the holders of the insider shares, Private Placement Units (and their underlying securities) and any Units that may be issued upon conversion of the working capital loans (and underlying securities). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of fees paid or to be paid to Adeptus Partners, LLC (“Adeptus”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by the chosen registered public accounting firm in connection with regulatory filings. The aggregate fees billed by Adeptus for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for year ended December 31, 2024 and period from December 18, 2023 (inception) to December 31, 2023 totaled approximately $71,000 and $23,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Adeptus for consultations concerning financial accounting and reporting standards during the year ended December 31, 2024 and period from December 18, 2023 (inception) to December 31, 2023.

Tax Fees. We did not pay Adeptus for tax planning and tax advice for the year ended December 31, 2024 and period from December 18, 2023 (inception) to December 31, 2023.

All Other Fees. We did not pay Adeptus for other services for the year ended December 31, 2024 and period from December 18, 2023 (inception) to December 31, 2023.

Pre-Approval of Services

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID: 3686)	F-3

Balance Sheets as of December 31, 2024 and 2023	F-4

Statements of Operations for the Year Ended December 31, 2024 and for the Period From December 18, 2023 (Inception) to December 31, 2023	F-5

Statements of Changes in Shareholders’ Deficit for the Year Ended December 31, 2024 and for the Period From December 18, 2023 (Inception) to December 31, 2024	F-6

Statements of Cash Flows for the Year Ended December 31, 2024 and for the Period From December 18, 2023 (Inception) to December 31, 2023	F-7

Notes to Financial Statements	F-8 – F-17

(1)	Financial Statement Schedules:

None.

(2)	Exhibits:

The following exhibits are filed as part of or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
1.1	Underwriting Agreement, dated September 17, 2024, by and between the Company and Lucid Capital Markets, LLC	Form 8-K	001-42251	1.1	September 19, 2024
3.1	Third Amended and Restated Memorandum and Articles of Association	Form 8-K	001-42251	3.1	September 19, 2024
4.1	Specimen Unit Certificate of the Company	Form S-1	333-279308	4.1	August 2, 2024
4.2	Specimen Ordinary Share Certificate of the Company	Form S-1	333-279308	4.2	August 2, 2024
4.3	Specimen Rights Certificate of the Company	Form S-1	333-279308	4.3	August 2, 2024
4.4	Rights Agreement, dated September 17, 2024 by and between the Company and Continental Stock Transfer & Trust Company	Form 8-K	001-42251	4.2	September 19, 2024
4.5*	Description of Registrant’s Securities
10.1	Letter Agreement, dated September 17, 2024, by and between the Company and each of the officers and directors of the Company	Form 8-K	001-42251	10.1	September 19, 2024
10.2	Letter Agreement, dated September 17, 2024, by and between the Company and YHN Partners I Limited	Form 8-K	001-42251	10.2	September 19, 2024
10.3	Investment Management Trust Agreement, dated September 17, 2024, by and between the Company and Continental Stock Transfer & Trust Company	Form 8-K	001-42251	10.3	September 19, 2024
10.4	Stock Escrow Agreement, dated September 17, 2024, by and among the Company, Continental Stock Transfer & Trust Company and each of the initial shareholders of the Company	Form 8-K	001-42251	10.4	September 19, 2024
10.5	Registration Rights Agreement, dated September 17, 2024, by and among the Company and the initial shareholders of the Company	Form 8-K	001-42251	10.5	September 19, 2024

10.6	Subscription Agreement, dated September 17, 2024, in relation to private units by and between the Company and the Sponsor	Form 8-K	001-42251	10.6	September 19, 2024
10.7	Indemnification Agreements, dated September 17, 2024, by and among the Company and each of the officers and directors of the Company	Form 8-K	001-42251	10.7	September 19, 2024
10.8	Administration Service Agreement between the Company and the Sponsor	Form S-1	333-279308	10.7	May 10, 2024
10.9	Promissory Note dated April 12, 2024 issued by the Company to the Sponsor	Form S-1	333-279308	10.9	May 10, 2024
14.1	Code of Ethics of the Company	Form S-1	333-279308	14	July 12, 2024
19.1*	Insider Trading Policy
24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
97.1*	Clawback Policy
101.INS	Inline XBRL Instance Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

YHN Acquisition I Limited

Financial Statements

For the Year Ended December 31, 2024 and

the Period from December 18, 2023 (Inception) to December 31, 2023

YHN ACQUISITION I LIMITED

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 3686)	F-3

Balance Sheets as of December 31, 2024 and 2023	F-4

Statements of Operations for the Year Ended December 31, 2024 and for the Period From December 18, 2023 (Inception) to December 31, 2023	F-5

Statements of Changes in Shareholders’ Deficit for the Year Ended December 31, 2024 and for the Period From December 18, 2023 (Inception) to December 31, 2023	F-6

Statements of Cash Flows for the Year Ended December 31, 2024 and for the Period From December 18, 2023 (Inception) to December 31, 2023	F-7

Notes to Financial Statements	F-8 – F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
YHN Acquisition I Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of YHN Acquisition I Limited as of December 31, 2024 and 2023, and the related statements of operations, shareholders’ (deficit), and cash flows for the year ended December 31, 2024 and the period December 18, 2023 (inception) through December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended December 31, 2024 and the period December 18, 2023 (inception) through December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit and needs to raise additional funds to meet its obligations and sustain operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2024.

Adeptus Partners, LLC

PCAOB: 3686

Ocean, NJ

March 20, 2025

YHN ACQUISITION I LIMITED

BALANCE SHEETS

	December 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash	$669,250	$-
Prepayments	50,485	-

Total current assets	719,735	-
Cash and marketable securities held in trust	61,089,076	-

TOTAL ASSETS	$61,808,811	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$64,997	$3,680
Amount due to sponsor	60,059	-

Total Current Liabilities	125,056	3,680
Deferred underwriting compensation	1,500,000	-

TOTAL LIABILITIES	1,625,056	3,680

Commitments and contingencies (Note 7)

Ordinary shares subject to possible redemption, 6,000,000 shares (at redemption price of $10.18 per share)	61,089,076	-

Shareholders’ Deficit:
Ordinary shares, no par value; 500,000,000 shares authorized; 1,750,000 and 1,725,000 (1) shares issued and outstanding (excluding 6,000,000 and 0 shares, subject to possible redemption), respectively	-	25,000
Stock subscription receivable	-	(25,000)
Accumulated deficit	(905,321)	(3,680)

Total Shareholders’ Deficit	(905,321)	(3,680)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$61,808,811	$-

(1)	Includes up to an aggregate of 225,000 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. In November 2024, the underwriter did not exercise their 45-day option to purchase 900,000 Units, therefore 225,000 founder shares are subject to forfeiture.

See accompanying notes to financial statements.

YHN ACQUISITION I LIMITED

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2024	For the period from December 18, 2023 (Inception) to December 31, 2023

Formation and operating costs	$(286,649)	$(3,680)

Other income:
Dividend income	789,076	-
Interest income	211	-
Total other income	789,287	-

NET INCOME (LOSS)	$502,638	$(3,680)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	1,688,525	-

Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.38	$-

Basic and diluted weighted average shares outstanding, ordinary shares not subject to possible redemption(1)	1,570,355	10,000

Basic and diluted net loss per share, ordinary shares not subject to possible redemption	$(0.09)	$(0.37)

(1)	Excludes up to an aggregate of 225,000 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. In November 2024, the underwriter did not exercise their 45-day option to purchase 900,000 Units, therefore 225,000 founder shares are subject to forfeiture.

See accompanying notes to financial statements.

YHN ACQUISITION I LIMITED

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Year ended December 31, 2024
	Ordinary shares		Stock		Total
	No. of		subscription	Accumulated	shareholders’
	shares	Amount	receivable	deficit	deficit
Balance as of December 31, 2023(2)	1,725,000	$25,000	$(25,000)	$(3,680)	$(3,680)
Capital contribution paid	—	—	25,000	—	25,000
Sale of units in initial public offering, net of offering costs	6,000,000	57,159,797	—	—	57,159,797
Sale of units to the founder in private placement	250,000	2,500,000	—	—	2,500,000
Initial classification of ordinary shares subject to possible redemption	(6,000,000)	(56,232,427)	—	—	(56,232,427)
Allocation of offering costs to ordinary shares subject to possible redemption	—	2,661,858	—	—	2,661,858
Share forfeiture	(225,000)	—	—	—	—
Accretion of carrying value to redemption value	—	(6,114,228)	—	(615,203)	(6,729,431)
Subsequent remeasurement of ordinary shares subject to possible redemption	—	—	—	(789,076)	(789,076)
Net income	—	—	—	502,638	502,638
Balance as of December 31, 2024	1,750,000	$—	$—	$(905,321)	$(905,321)

	For the period from December 18, 2023 (Inception) to December 31, 2023
	Ordinary shares		Stock		Total
	No. of		subscription	Accumulated	shareholders’
	shares	Amount	receivable	deficit	deficit
Issuance of ordinary shares at inception(1)	10,000	$1,000	$—	$—	$10,000
Issuance of ordinary shares to founder	1,715,000	24,000	—	—	24,000
Stock subscription receivable	—	—	(25,000)	—	(25,000)
Net loss	—	—	—	(3,680)	(3,680)
Balance as of December 31, 2023(2)	1,725,000	$25,000	$(25,000)	$(3,680)	$(3,680)

(1)	On December 18, 2023 (date of inception), the Company issued 10,000 ordinary shares with no par value to the Sponsor.

(2)	Includes up to an aggregate of 225,000 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. In November 2024, the underwriter did not exercise their 45-day option to purchase 900,000 Units, therefore 225,000 founder shares are subject to forfeiture.

See accompanying notes to financial statements.

YHN ACQUISITION I LIMITED

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2024	For the period from December 18, 2023 (Inception) to December 31, 2023
Cash flows from operating activities:
Net income (loss)	$502,638	$(3,680)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividend income earned in cash and investments held in trust account	(789,076)	—
Change in operating assets and liabilities:
Prepayments	(50,485)
Accrued expenses	61,317	3,680
Net cash used in operating activities	(275,606)	—

Cash flows from investing activities:
Proceeds deposited in Trust Account	(60,300,000)	—

Net cash used in investing activities	(60,300,000)	—

Cash flows from financing activities:
Proceeds from public offering, net of offering costs	58,659,797	—
Proceeds from private placement	2,500,000	—
Capital contribution paid	25,000	—
Proceeds from promissory note - related party	173,000	—
Repayment to related party under promissory note	(173,000)	—
Advance from related party	60,059

Net cash provided by financing activities	61,244,856	—

NET CHANGE IN CASH	669,250	—

CASH, BEGINNING OF PERIOD	—	—

CASH, END OF PERIOD	669,250	$—

Non-cash investing and financing activities
Deferred offering costs paid by related party	$108,663	$—
Initial classification of ordinary shares subject to possible redemption	$56,232,427	$—
Allocation of offering costs to ordinary shares subject to possible redemption	$2,661,858	$—
Accretion of carrying value to redemption value	$6,729,431	$—
Subsequent remeasurement of ordinary shares subject to possible redemption	$789,076	$—
Accrued underwriting compensation	$1,500,000	$—

See accompanying notes to financial statements.

YHN ACQUISITION I LIMITED

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

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

As of December 31, 2024, the Company had not yet commenced any operations. All activities through December 31, 2024 relate to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

YHN ACQUISITION I LIMITED

NOTES TO FINANCIAL STATEMENTS

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

YHN ACQUISITION I LIMITED

NOTES TO FINANCIAL STATEMENTS

Going Concern Consideration

As of December 31, 2024, the Company had cash of $669,250 and a working capital of $594,679. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve. Further, if the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide assurance that new financing will be available to it on commercially acceptable terms if at all. These conditions raises substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

YHN ACQUISITION I LIMITED

NOTES TO FINANCIAL STATEMENTS

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

In preparing these financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ from these estimates.

●	Cash and cash equivalent

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The company had $669,250 and $0 in cash as of December 31, 2024 and 2023, respectively. The Company did not have any cash equivalents as of December 31, 2024 and 2023.

●	Cash and marketable securities held in trust account

At December 31, 2024 and 2023, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the balance sheets at fair value at the end of each reporting period. Earnings on these securities are included in dividend income in the accompanying statements of operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

●	Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC 480, “Distinguishing Liabilities from Equity”. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Accordingly, as of December 31, 2024 and 2023, 6,000,000 and 0 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

YHN ACQUISITION I LIMITED

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2024, the ordinary shares subject to possible redemption reflected on the balance sheet are disclosed in the following table:

Amount
Gross proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(3,767,573)
Offering costs of Public Shares	(2,661,858)
Plus:
Accretion of carrying value to redemption value - 2024	6,729,431
Subsequent remeasurement of ordinary shares subject to possible redemption - 2024	789,076

Ordinary shares subject to possible redemption as of December 31, 2024	$61,089,076

●	Rights accounting

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

YHN ACQUISITION I LIMITED

NOTES TO FINANCIAL STATEMENTS

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

YHN ACQUISITION I LIMITED

NOTES TO FINANCIAL STATEMENTS

The net income (loss) per share presented in the statements of operations is based on the following:

	For the Year ended December 31, 2024			For the Period from December 18, 2023 (Inception) to December 31, 2023
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share		Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$789,287	$		$-	$-
Total expenses	(148,522)		(138,127)	-	(3,680)
Total allocation to redeemable and non-redeemable ordinary share	$640,765		$(138,127)	$-	$(3,680)
Denominators:
Weighted-average shares outstanding	1,688,525		1,570,355	-	10,000
Basic and diluted net income (loss) per share	$0.38		$(0.09)	$-	$(0.37)

●	Related parties

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

YHN ACQUISITION I LIMITED

NOTES TO FINANCIAL STATEMENTS

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2024, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$61,089,076	$61,089,076	$-	$-

●	Recent accounting pronouncements

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

YHN ACQUISITION I LIMITED

NOTES TO FINANCIAL STATEMENTS

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

On December 18, 2023, the Company issued 10,000 founder shares with no par value in consideration of $1,000. On December 31, 2023, the Company authorized to issue an aggregate of 1,715,000 founder shares with no par value to the initial shareholder, including an aggregate of 225,000 ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholder will collectively own 20% of the issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Units and assuming the initial shareholders do not purchase any Units in the Initial Public Offering) (see Note 6) for an aggregate purchase price of $24,000. In November 2024, the underwriter did not exercise their 45-day option to purchase 900,000 Units.

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

As of December 31, 2024, the Company fully repaid $281,663 to the Sponsor which are included in the amounts that will be due under the promissory note in the principal amount of up to $500,000 issued to the Sponsor.

Administrative Services Agreement

An affiliate of the Sponsor agreed that, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, administrative and support services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $10,000 per month for these services commencing on the closing date of this offering for 15 months. For the year ended December 31, 2024, the Company incurred $30,000 in fees for these services included in formation and operations costs in the statements of operations. As of December 31, 2024, the unpaid balance was $30,000 included in amount due to sponsor in the balance sheets.

Amount due to Sponsor

As of December 31, 2024, we had a temporary advance of $60,059 from our Sponsor. The balance is unsecured, interest-free and has no fixed terms of repayment.

YHN ACQUISITION I LIMITED

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – SHAREHOLDERS’ DEFICIT

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of December 31, 2024, there were 1,750,000 ordinary shares issued and outstanding excluding 6,000,000 ordinary shares subject to possible redemption.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 900,000 Units (over and above 6,000,000 Units referred to above) solely to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. In November 2024, the underwriters did not exercise their 45-day option to purchase 900,000 Units.

The underwriters are entitled to a cash underwriting discount of 2.5% of the gross proceeds of the Initial Public Offering, or $1,500,000, upon the closing of the Business Combination, subject to a minimum of $500,000.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued, the Company has evaluated all events or transactions that occurred after the balance sheet date, up through the date the Company issued the financial statements.

On January 15, 2025, the Company entered into a legally binding letter of intent (the “Letter of Intent”) with Mingde Technology Limited (“Holdco”), a Cayman Islands holding company, and Zhejiang Xiaojianren Internet Technology Co., Ltd (“XJR”), a company established in China and in the business of operating online sports platforms and providing technological solutions for health product stores. Pursuant to the Letter of Intent, the Company will effect a business combination (the “Business Combination”) with Holdco based on an equity valuation of $396 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YHN ACQUISITION I LIMITED

By:	/s/ Satoshi Tominaga
Name:	Satoshi Tominaga
Title:	Chief Executive Officer

Dated: March 20, 2025

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Satoshi Tominaga, his or her attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Satoshi Tominaga	Chief Executive Officer	March 20, 2025
Satoshi Tominaga	(Principal executive officer), Director and Chairperson of the Board of Directors

/s/ Yangyujia An	Chief Financial Officer and Director	March 20, 2025
Yangyujia An	(Principal financial and accounting officer)

/s/ Zhengming Feng	Independent Director	March 20, 2025
Zhengming Feng

/s/ Donghui Xu	Independent Director	March 20, 2025
Donghui Xu

/s/ Min Zhang	Independent Director	March 20, 2025
Min Zhang