Form 10-Q
period 2025-03-31
YHN Acquisition I Ltd
filed 2025-05-12
CIK 2020987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 001-41134

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

As of April 22, 2025, there were 7,750,000 ordinary shares of the Registrant, no par value, issued and outstanding.

YHN ACQUISITION I LIMITED

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

YHN Acquisition I Limited Unaudited Condensed Financial Statements For the Three Months Ended March 31, 2025

YHN ACQUISITION I LIMITED

YHN ACQUISITION I LIMITED

CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash	$537,012	$669,250
Prepayments	94,322	50,485

Total current assets	631,334	719,735

Cash and marketable securities held in trust	61,728,779	61,089,076

TOTAL ASSETS	$62,360,113	$61,808,811

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$33,000	$64,997
Amount due to sponsor	96,059	60,059

Total Current Liabilities	129,059	125,056

Deferred underwriting compensation	1,500,000	1,500,000

TOTAL LIABILITIES	1,629,059	1,625,056

Commitments and contingencies (Note 7)

Ordinary shares subject to possible redemption, 6,000,000 shares (at redemption price of $10.29 and $10.18 per share, respectively)	61,728,779	61,089,076

Shareholders’ Deficit:
Ordinary shares, no par value; 500,000,000 shares authorized; 1,750,000 and 1,750,000 shares issued and outstanding (excluding 6,000,000 and 6,000,000 shares, subject to possible redemption), respectively	-	-
Accumulated deficit	(997,725)	(905,321)

Total Shareholders’ Deficit	(997,725)	(905,321)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$62,360,113	$61,808,811

See accompanying notes to unaudited condensed financial statements.

YHN ACQUISITION I LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2025	For the three months ended March 31, 2024

Formation and operating costs	$(92,418)	$(25,347)

Other income:
Dividend income	639,703	-
Interest income	14	-
Other income	-	1
Total other income	639,717	1

NET INCOME (LOSS)	$547,299	$(25,346)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	6,000,000	-

Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.09	$-

Basic and diluted weighted average shares outstanding, ordinary shares not subject to possible redemption(1)	1,750,000	1,500,000

Basic and diluted net loss per share, ordinary shares not subject to possible redemption	$(0.01)	$(0.02)

(1)	Excludes up to an aggregate of 225,000 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. In November 2024, the underwriter did not exercise their 45-day option to purchase 900,000 Units, therefore 225,000 founder shares are forfeited.

See accompanying notes to unaudited condensed financial statements.

YHN ACQUISITION I LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Three months ended March 31, 2025
	Ordinary shares			Total
	No. of shares	Amount	Accumulated deficit	shareholders’ deficit
Balance as of December 31, 2024	1,750,000	$-	$(905,321)	$(905,321)

Subsequent remeasurement of ordinary shares subject to possible redemption	-	-	(639,703)	(639,703)

Net income for the period	-	-	547,299	547,299

Balance as of March 31, 2025	1,750,000	$-	$(997,725)	$(997,725)

	Three months ended March 31, 2024
	Ordinary shares		Stock		Total
	No. of shares	Amount	subscription receivable	Accumulated deficit	shareholders’ deficit
Balance as of December 31, 2023(1)	1,725,000	$25,000	$(25,000)	$(3,680)	$(3,680)

Capital contribution paid	-	-	25,000	-	25,000

Net loss for the period	-	-	-	(25,346)	(25,346)

Balance as of March 31, 2024(1)	1,725,000	$25,000	$-	$(29,026)	$(4,026)

(1)	Includes up to an aggregate of 225,000 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. In November 2024, the underwriter did not exercise their 45-day option to purchase 900,000 Units, therefore 225,000 founder shares are forfeited.

See accompanying notes to unaudited condensed financial statements.

YHN ACQUISITION I LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2025	Three months ended March 31, 2024
Cash flows from operating activities:
Net income (loss)	$547,299	$(25,346)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividend income earned in cash and investments held in trust account	(639,703)	-
Changes in operating assets and liabilities:
Prepayments	(43,837)	-
Accrued expenses	(31,997)	17,820

Net cash used in operating activities	(168,238)	(7,526)

Cash flows from financing activities:
Payment of offering costs	-	(28,400)
Capital contribution paid	-	25,000
Amount due to Sponsor	36,000	73,000

Net cash provided by financing activities	36,000	69,600

NET CHANGE IN CASH	(132,238)	62,074

CASH, BEGINNING OF PERIOD	669,250	-

CASH, END OF PERIOD	$537,012	$62,074

Non-cash investing and financing activities
Subsequent remeasurement of ordinary shares subject to possible redemption	$639,703	$-

See accompanying notes to unaudited condensed financial statements.

YHN ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

YHN Acquisition I Limited (the “Company” or “we”, “us” and “our”) is a blank check company incorporated on December 18, 2023, under the laws of the British Virgin Islands for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination.

The Company is an early-stage company and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage companies and emerging growth companies. The Company has selected December 31 as its fiscal year end.

As of March 31, 2025, the Company had not yet commenced any operations. All activities through March 31, 2025 relate to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

YHN ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

YHN ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On January 15, 2025, the Company entered into a legally binding letter of intent (the “Letter of Intent”) with Mingde Technology Limited (“Mingde” or “Holdco”), a Cayman Islands holding company, and Zhejiang Xiaojianren Internet Technology Co., Ltd (“XJR”), a company established in China and in the business of operating online sports platforms and providing technological solutions for health product stores. Pursuant to the Letter of Intent, the Company will effect a business combination (the “Business Combination”) with Holdco based on an equity valuation of $396 million.

Going Concern Consideration

As of March 31, 2025, the Company had cash of $537,012 and a working capital of $502,275. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve. Further, if the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide assurance that new financing will be available to it on commercially acceptable terms if at all. These conditions raises substantial doubt about the ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The interim financial information provided is unaudited, but in the opinion of management includes all adjustments which management considers necessary for the fair statement of the financial position, results of operations and cash flows for this period. Certain information and note disclosures normally included in the unaudited condensed financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s Form 10-K as filed with the SEC on March 20, 2025. Operating results for the interim period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

YHN ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The company had $537,012 and $669,250 in cash as of March 31, 2025 and December 31, 2024, respectively. The Company did not have any cash equivalents as of March 31, 2025 and December 31, 2024.

●	Cash and marketable securities held in trust account

At March 31, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Earnings on these securities are included in dividend income in the accompanying unaudited condensed statements of operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

YHN ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	Ordinary share subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC 480, “Distinguishing Liabilities from Equity”. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Accordingly, as of March 31, 2025 and December 31, 2024, 6,000,000 and 6,000,000 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets, respectively. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of March 31, 2025 and December 31, 2024, the ordinary shares subject to possible redemption reflected on the unaudited condensed balance sheets are disclosed in the following table:

Amount
Gross proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(3,767,573)
Offering costs of Public Shares	(2,661,858)
Plus:
Accretion of carrying value to redemption value - 2024	6,729,431
Subsequent remeasurement of ordinary shares subject to possible redemption - 2024	789,076

Ordinary shares subject to possible redemption as of December 31, 2024	$61,089,076
Subsequent remeasurement of ordinary shares subject to possible redemption - 2025	639,703

Ordinary shares subject to possible redemption as of March 31, 2025	$61,728,779

●	Rights accounting

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

YHN ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

For issued or modified rights that meet all of the criteria for equity classification, the rights are required to be recorded as a component of equity at the time of issuance. For issued or modified rights that do not meet all the criteria for equity classification, the rights are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the rights are recognized as a non-cash gain or loss on the unaudited condensed statement of operations.

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

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited condensed financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited condensed financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

YHN ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company is considered to be an exempted British Virgin Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

●	Net income (loss) per share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share”.  In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to the redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Accretion associated with the redeemable shares of ordinary share is excluded from earnings per share as the redemption value approximates fair value.

The net income (loss) per share presented in the unaudited condensed statements of operations is based on the following:

	For the Three Months ended March 31, 2025			For the Three Months ended March 31, 2024
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share		Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$639,717	$		$-	$-
Total expenses	(71,549)		(20,869)	-	(25,346)
Total allocation to redeemable and non-redeemable ordinary share	$568,168		$(20,869)	$-	$(25,346)
Denominators:
Weighted-average shares outstanding	6,000,000		1,750,000	-	10,000
Basic and diluted net income (loss) per share	$0.09		$(0.01)	$-	$(0.02)

●	Related parties

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

YHN ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$61,728,779	$61,728,779	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$61,089,076	$61,089,076	$-	$-

●	Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

YHN ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Administrative Services Agreement

An affiliate of the Sponsor agreed that, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, administrative and support services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $10,000 per month for these services commencing on the closing date of this offering for 15 months. For the three months ended March 31, 2025 and 2024, the Company incurred $30,000 and $0 in fees for these services included in formation and operations costs in the unaudited condensed statements of operations, respectively. As of March 31, 2025 and December 31, 2024, the unpaid balance was $60,000 and $30,000 included in amount due to sponsor in the unaudited condensed balance sheets, respectively.

Amount due to sponsor

As of March 31, 2025 and December 31, 2024, we had a temporary advance of $96,059 and $60,059 from our Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

YHN ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 – SHAREHOLDERS’ DEFICIT

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of March 31, 2025 and December 31, 2024, there were 1,750,000 ordinary shares issued and outstanding excluding 6,000,000 ordinary shares subject to possible redemption.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Risk and uncertainties

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from whom shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies to repurchases that occur after December 31, 2022.

Therefore, any redemption or other repurchase that occurs after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming shareholders, the mechanics of any required payments of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in the Company’s ability to complete a business combination.

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

YHN ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which includes formation and operating costs and interest and dividend earned on investments held in Trust Account which are included in the accompanying unaudited condensed statements of operations.

The key measures of segment profit or loss reviewed by our CODM are earned on investments held in Trust Account and formation and operating costs. The CODM reviews earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed financial statements are issued, the Company has evaluated all events or transactions that occurred after the balance sheet date, up through the date the Company issued the unaudited condensed financial statements.

On April 3, 2025, the Company entered into that certain Business Combination Agreement with Mingde pursuant to which, (a) immediately prior to the Closing, Mingde will merge with and into Purchaser, with Purchaser continuing as the surviving entity (the “Reincorporation Merger”), (b) at the Closing, the parties will effect a merger of Merger Sub, a Cayman Islands company and wholly owned subsidiary of Purchaser (the “Merger Sub”), to be formed for the sole purpose of merging with and into the Mingde (the “Acquisition Merger”) in which Mingde will be the surviving entity and a wholly owned subsidiary of Purchaser (the Acquisition Merger, together with the Reincorporation Merger and the other transactions contemplated by the Business Combination Agreement and the Additional Agreements, the “Transactions”); and (c) following the Closing, Purchaser will be a publicly traded company listed on Nasdaq. The Merger Consideration is $396,000,000. The 39,600,000 Purchaser Ordinary Shares to be delivered by Purchaser to the Company Shareholders (the “Merger Consideration Shares”) is based on an aggregate pre-money equity value for 100% of the Mingde’s issued and outstanding ordinary shares, with each Purchaser Ordinary Share valued at $10.00.

YHNA MS I Limited (“PubCo”) is a company incorporated on April 29, 2025, under the laws of the Cayman Islands for the purpose of effecting the business combination. PubCo is wholly owned by the Company.

YHNA MS II Limited (“Merger Sub”) is a company incorporated on April 29, 2025, under the laws of the Cayman Islands for the purpose of effecting the business combination. Merger Sub is wholly owned by PubCo.

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

For the three months ended March 31, 2025, we had a net income of $547,299 which was comprised of formation and operating costs expenses, dividend income and interest income.

For the three months ended March 31, 2024 we had a net loss of $25,347 which was comprised of formation and operating costs expenses and other income.

Liquidity and Capital Resources

As of March 31, 2025, we had cash of $537,012. Until the consummation of the initial public offering, the only source of liquidity was an initial purchase of ordinary shares by our Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from our Sponsor.

On September 19, 2024, we consummated the Initial Public Offering of 6,000,000 units (the “Public Units”), at $10.00 per Public Unit, generating gross proceeds of $60,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 250,000 Private Units at a price of $10.00 per unit in the Private Placement, generating gross proceeds of $2,500,000.

Transaction costs amounted to $2,840,203, consisting of $960,000 of underwriting fees, $1,500,000 of deferred underwriting fees and $380,203 of other offering costs. In addition, at September 19, 2024, cash of $737,704 were held outside of the Trust Account and is available for working capital purposes net with $60,300,000 transferred to the Trust Account on September 19, 2024.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2025.  We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC 480, “Distinguishing Liabilities from Equity”. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Accordingly, as of March 31, 2025 and December 31, 2024, 6,000,000 and 6,000,000 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets, respectively. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of March 31, 2025 and December 31, 2024, the ordinary shares subject to possible redemption reflected on the unaudited condensed balance sheets are disclosed in the following table:

Amount
Gross proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(3,767,573)
Offering costs of Public Shares	(2,661,858)
Plus:
Accretion of carrying value to redemption value - 2024	6,729,431
Subsequent remeasurement of ordinary shares subject to possible redemption - 2024	789,076

Ordinary shares subject to possible redemption as of December 31, 2024	$61,089,076
Subsequent remeasurement of ordinary shares subject to possible redemption - 2025	639,703

Ordinary shares subject to possible redemption as of March 31, 2025	$61,728,779

●	Net loss per share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share”. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to the redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Accretion associated with the redeemable shares of ordinary share is excluded from earnings per share as the redemption value approximates fair value.

The net income (loss) per share presented in the unaudited condensed statements of operations is based on the following:

	For the Three Months ended March 31, 2025			For the Three Months ended March 31, 2024
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share		Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$639,717	$		$-	$-
Total expenses	(71,549)		(20,869)	-	(25,346)
Total allocation to redeemable and non-redeemable ordinary share	$568,168		$(20,869)	$-	$(25,346)
Denominators:
Weighted-average shares outstanding	6,000,000		1,750,000	-	10,000
Basic and diluted net income (loss) per share	$0.09		$(0.01)	$-	$(0.02)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2025, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of March 31, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

YHN ACQUISITION I LIMITED

Date: May 12, 2025	By:	/s/ Satoshi Tominaga
	Name:	Satoshi Tominaga
	Title:	Chief Executive Officer
(Principal Executive Officer)