Form 10-Q
period 2025-06-30
YHN Acquisition I Ltd
filed 2025-07-31
CIK 2020987

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, there were 7,750,000 ordinary shares of the Registrant, no par value, issued and outstanding.

YHN ACQUISITION I LIMITED

Quarterly Report on Form 10-Q

2

YHN ACQUISITION I LIMITED

PART I – FINANCIAL INFORMATION

Item 1. FInancial Statements

YHN ACQUISITION I LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash	$47,849	$669,250
Prepayments	53,160	50,485

Total current assets	101,009	719,735

Cash and marketable securities held in trust	62,372,343	61,089,076

TOTAL ASSETS	$62,473,352	$61,808,811

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$40,989	$64,997
Amount due to sponsor	226,059	60,059

Total Current Liabilities	267,048	125,056

Deferred underwriting compensation	1,500,000	1,500,000

TOTAL LIABILITIES	1,767,048	1,625,056

Commitments and contingencies (Note 7)

Ordinary shares subject to possible redemption, 6,000,000 shares (at redemption price of $10.40 and $10.18 per share, respectively)	62,372,343	61,089,076

Shareholders’ Deficit:
Ordinary shares, no par value; 500,000,000 shares authorized; 1,750,000 and 1,750,000 shares issued and outstanding (excluding 6,000,000 and 6,000,000 shares, subject to possible redemption), respectively	–	–
Accumulated deficit	(1,666,039)	(905,321)

Total Shareholders’ Deficit	(1,666,039)	(905,321)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$62,473,352	$61,808,811

See accompanying notes to unaudited condensed consolidated financial statements.

YHN ACQUISITION I LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	Six months ended June 30, 2024

Formation and operating costs	$(668,321)	$(16,165)	$(760,739)	$(41,512)

Other income:
Dividend income	643,564	–	1,283,267	–
Interest income	7	1	21	2
Total other income	643,571	1	1,283,288	2

NET (LOSS) INCOME	$(24,750)	$(16,164)	$522,549	$(41,510)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	6,000,000	–	6,000,000	–
Basic and diluted net income per share, common stock subject to possible redemption	$0.02	$–	$0.12	$–

Basic and diluted weighted average shares outstanding, common stock not subject to possible redemption(1)	1,750,000	1,500,000	1,750,000	1,500,000
Basic and diluted net loss per share, common stock not subject to possible redemption	$(0.09)	$(0.01)	$(0.10)	$(0.03)

(1)	Excludes up to an aggregate of 225,000 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. In November 2024, the underwriter did not exercise their 45-day option to purchase 900,000 Units, therefore 225,000 founder shares were forfeited.

See accompanying notes to unaudited condensed consolidated financial statements.

YHN ACQUISITION I LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Three and Six months ended June 30, 2025
	Ordinary shares
	No. of shares	Amount	Accumulated deficit	Total shareholders’ deficit

Balance as of December 31, 2024	1,750,000	$–	$(905,321)	$(905,321)

Subsequent remeasurement of ordinary shares subject to possible redemption	–	–	(639,703)	(639,703)

Net income for the period	–	–	547,299	547,299

Balance as of March 31, 2025	1,750,000	$–	$(997,725)	$(997,725)

Subsequent remeasurement of ordinary shares subject to possible redemption	–	–	(643,564)	(643,564)

Net loss for the period	–	–	(24,750)	(24,750)

Balance as of June 30, 2025	1,750,000	$–	$(1,666,039)	$(1,666,039)

	Three and Six months ended June 30, 2024
	Ordinary shares
	No. of shares	Amount	Stock subscription receivable	Accumulated deficit	Total shareholders’ deficit

Balance as of December 31, 2023(1)	1,725,000	$25,000	$(25,000)	$(3,680)	$(3,680)

Capital contribution paid	–	–	25,000	–	25,000

Net loss for the period	–	–	–	(25,346)	(25,346)

Balance as of March 31, 2024(1)	1,725,000	$25,000	$–	$(29,026)	$(4,026)

Net loss for the period	–	–	–	(16,164)	(16,164)

Balance as of June 30, 2024(1)	1,725,000	$25,000	$–	$(45,190)	$(45,190)

(1)	Includes up to an aggregate of 225,000 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. In November 2024, the underwriter did not exercise their 45-day option to purchase 900,000 Units, therefore 225,000 founder shares were forfeited.

See accompanying notes to unaudited condensed consolidated financial statements.

YHN ACQUISITION I LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2025	Six months ended June 30, 2024
Cash flows from operating activities:
Net income (loss)	$522,549	$(41,510)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividend income earned in cash and investments held in trust account	(1,283,267)	–
Changes in operating assets and liabilities:
Prepayments	(2,675)	–
Accrued expenses	(24,008)	18,509
Net cash used in operating activities	(787,401)	(23,001)

Cash flows from financing activities:
Payment of offering costs	–	(53,438)
Capital contribution paid	–	25,000
Amount due to Sponsor	166,000	73,000
Net cash provided by financing activities	166,000	44,562

NET CHANGE IN CASH	(621,401)	21,561

CASH, BEGINNING OF PERIOD	669,250	–

CASH, END OF PERIOD	$47,849	$21,561

Non-cash investing and financing activities
Subsequent remeasurement of ordinary shares subject to possible redemption	$1,283,267	$–
Accrued deferred offering costs	$–	$80,000

See accompanying notes to unaudited condensed consolidated financial statements.

YHN ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

YHNA MS I Limited (“PubCo” or “Purchaser”) is a company incorporated on April 29, 2025, under the laws of the Cayman Islands for the purpose of effecting the business combination. PubCo is wholly owned by the Company.

YHNA MS II Limited (“Merger Sub”) is a company incorporated on April 29, 2025, under the laws of the Cayman Islands for the purpose of effecting the business combination. Merger Sub is wholly owned by PubCo.

As of June 30, 2025, the Company had not yet commenced any operations. All activities through June 30, 2025 relate to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

YHN ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

YHN ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On January 15, 2025, the Company entered into a legally binding letter of intent (the “Letter of Intent”) with Mingde Technology Limited (“Mingde” or “Holdco”), a Cayman Islands holding company, and Zhejiang Xiaojianren Internet Technology Co., Ltd (“XJR”), a company established in China and in the business of operating online sports platforms and providing technological solutions for health product stores. Pursuant to the Letter of Intent, the Company will effect a business combination (the “Business Combination”) with Holdco based on an equity valuation of $396,000,000.

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

On May 8, 2025, each of Purchaser, Merger Sub, Mingde and the Company executed that certain Joinder Agreement to the Business Combination Agreement (the “Joinder Agreement”), whereby each of Purchaser and Merger Sub have agreed, effective upon execution, that it shall become a party to the Business Combination Agreement and shall be fully bound by, and subject to, all of the covenants, terms, representations, warranties, rights, obligations and conditions of the Business Combination Agreement as though an original party thereto.

YHN ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 3, 2025, each of Purchaser, Merger Sub, Mingde and the Company executed that certain Amended and Restated Business Combination Agreement (the “Amended and Restated Business Combination Agreement” or as restated and amended, the “Business Combination Agreement”) to provide for an earnout mechanism whereby up to an additional $70,000,000 worth of Earnout Consideration Shares may be paid to the Mingde Shareholders as contingent post-closing earnout consideration. As a result, the aggregate consideration for the Acquisition Merger is $326,000,000 plus up to $70,000,000 worth of Earnout Consideration Shares. The Merger Consideration will be paid in the form of (1) 32,600,000 newly issued PubCo Ordinary Shares valued at $10.00 per share, which are comprised of (A) 30,970,000 PubCo Ordinary Shares as the Closing Payment Shares and (B) 1,630,000 PubCo Ordinary Shares to be issued to the Mingde Shareholders at the Closing and held back as security for the Mingde’s representations and warranties as further set forth in Article XI of the Business Combination Agreement as the Holdback Shares; and (2) an addition of up to 7,000,000 PubCo Ordinary Shares valued at $10.00 per share as contingent post-closing earnout consideration subject to the earnout mechanism.

Going Concern Consideration

As of June 30, 2025, the Company had cash of $47,849 and a working capital deficit of $166,039. Subsequent to the consummation of the Initial Public Offering (“IPO”), the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve. Further, if the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide assurance that new financing will be available to it on commercially acceptable terms if at all. These conditions raise substantial doubt about the ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The interim financial information provided is unaudited, but in the opinion of management includes all adjustments which management considers necessary for the fair statement of the financial position, results of operations and cash flows for this period. Certain information and note disclosures normally included in the unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s Form 10-K as filed with the SEC on March 20, 2025. Operating results for the interim period ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

YHN ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	Principles of consolidation

The unaudited condensed consolidated financial statements include the unaudited condensed   financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

A subsidiary is the entity in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

The accompanying unaudited condensed   consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background	Ownership
YHNA MS I Limited (“PubCo”)	A Cayman Islands company Incorporated on April 29, 2025	100% owned by the Company
YHNA MS II Limited (“Merger Sub”)	A Cayman Islands company Incorporated on April 29, 2025	100% owned by the PubCo

•	Emerging growth company

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

YHN ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	Use of estimates

In preparing these unaudited condensed consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ from these estimates.

•	Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The company had $47,849 and $669,250 in cash as of June 30, 2025 and December 31, 2024, respectively. The Company did not have any cash equivalents as of June 30, 2025 and December 31, 2024.

•	Cash and marketable securities held in trust account

At June 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Earnings on these securities are included in dividend income in the accompanying unaudited condensed consolidated statements of operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

•	Ordinary share subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC 480, “Distinguishing Liabilities from Equity”. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Accordingly, as of June 30, 2025 and December 31, 2024, 6,000,000 and 6,000,000 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets, respectively. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

YHN ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2025 and December 31, 2024, the ordinary shares subject to possible redemption reflected on the unaudited condensed consolidated balance sheets are disclosed in the following table:

Amount
Gross proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(3,767,573)
Offering costs of Public Shares	(2,661,858)
Plus:
Accretion of carrying value to redemption value - 2024	6,729,431
Subsequent remeasurement of ordinary shares subject to possible redemption - 2024	789,076

Ordinary shares subject to possible redemption as of December 31, 2024	$61,089,076
Subsequent remeasurement of ordinary shares subject to possible redemption - 2025	1,283,267

Ordinary shares subject to possible redemption as of June 30, 2025	$62,372,343

•	Rights accounting

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

YHN ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For issued or modified rights that meet all of the criteria for equity classification, the rights are required to be recorded as a component of equity at the time of issuance. For issued or modified rights that do not meet all the criteria for equity classification, the rights are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the rights are recognized as a non-cash gain or loss on the unaudited condensed consolidated statement   of operations.

As the rights issued upon the IPO and private placements meet the criteria for equity classification under ASC 815, therefore, the rights are classified as equity.

•	Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

•	Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited condensed consolidated financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited condensed consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

YHN ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company is considered to be an exempted British Virgin Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

•	Net income (loss) per share

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

Net income (loss) per share is presented in the unaudited condensed consolidated statements of operations as follows:

	For the Three Months ended June 30, 2025		For the Three Months ended June 30, 2024
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$643,571	$–	$–	$–
Total expenses	(517,410)	(150,911)	–	(16,164)
Total allocation to redeemable and non-redeemable ordinary shares	$126,161	$(150,911)	$–	$(16,164)
Denominators:
Weighted-average shares outstanding	6,000,000	1,750,000	–	1,500,000
Basic and diluted net income (loss) per share	$0.02	$(0.09)	$–	$(0.01)

YHN ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Six Months ended June 30, 2025		For the Six Months ended June 30, 2024
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$1,283,288	$–	$–	$–
Total expenses	(588,959)	(171,780)	–	(41,510)
Total allocation to redeemable and non-redeemable ordinary shares	$694,329	$(171,780)	$–	$(41,510)
Denominators:
Weighted-average shares outstanding	6,000,000	1,750,000	–	1,500,000
Basic and diluted net income (loss) per share	$0.12	$(0.10)	$–	$(0.03)

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the accompanying unaudited condensed consolidated balance sheets, primarily due to their short-term nature.

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

YHN ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$62,372,343	$62,372,343	$–	$–

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$61,089,076	$61,089,076	$–	$–

•	Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

YHN ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

On December 18, 2023, the Company issued 10,000 founder shares with no par value in consideration of $1,000. On December 31, 2023, the Company authorized to issue an aggregate of 1,715,000 founder shares with no par value to the initial shareholder, including an aggregate of 225,000 ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholder will collectively own 20% of the issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Units and assuming the initial shareholders do not purchase any Units in the Initial Public Offering) (see Note 6) for an aggregate purchase price of $24,000. In November 2024, the underwriter did not exercise their 45-day option to purchase 900,000 Units, therefore 225,000 founder shares were forfeited.

Private Placement

The Company consummated the sale of 250,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating gross proceeds of $2,500,000 to the Company.

Administrative Services Agreement

An affiliate of the Sponsor agreed that, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, administrative and support services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $10,000 per month for these services commencing on the closing date of this offering for 15 months. For the six months ended June 30, 2025 and 2024, the Company incurred $60,000 and $0 in fees for these services included in formation and operations costs in the unaudited condensed consolidated statements of operations, respectively. For the three months ended June 30, 2025 and 2024, the Company incurred $30,000 and $0 in fees for these services included in formation and operations costs in the unaudited condensed consolidated statements of operations, respectively. As of June 30, 2025 and December 31, 2024, the unpaid balance was $60,000 and $30,000 included in amount due to sponsor in the unaudited condensed consolidated balance sheets, respectively.

Amount due to sponsor

As of June 30, 2025 and December 31, 2024, we had a temporary advance of $226,059 and $60,059 from our Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

YHN ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – SHAREHOLDERS’ DEFICIT

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of June 30, 2025 and December 31, 2024, there were 1,750,000 ordinary shares issued and outstanding excluding 6,000,000 ordinary shares subject to possible redemption.

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

YHN ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 8 – SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed consolidated financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which includes formation and operating costs and interest and dividend earned on investments held in Trust Account which are included in the accompanying unaudited condensed consolidated statements of operations.

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

YHN ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after the balance sheet date, up through the date the Company issued the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to YHN Acquisition I Limited. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to YHN Partners I Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

On April 3, 2025, we entered into that certain Business Combination Agreement with Mingde Technology Limited, a Cayman Islands company (“Mingde”), pursuant to which, (a) immediately prior to the Closing, we will merge with and into YHNA MS I Limited (“Purchaser” or “PubCo”), our wholly-owned subsidiary, with Purchaser continuing as the surviving entity (the “Reincorporation Merger”), (b) at the Closing, the parties will effect a merger of Merger Sub, a Cayman Islands company and wholly owned subsidiary of Purchaser (the “Merger Sub”), formed for the sole purpose of merging with and into Mingde (the “Acquisition Merger”) in which Mingde will be the surviving entity and a wholly owned subsidiary of Purchaser; and (c) following the Closing, Purchaser will be a publicly traded company listed on Nasdaq.

On May 8, 2025, each of Purchaser, Merger Sub, the Company and Mingde executed that certain Joinder Agreement to the Business Combination Agreement (the “Joinder Agreement”), whereby each of Purchaser and Merger Sub have agreed, effective upon execution, that it shall become a party to the Business Combination Agreement and shall be fully bound by, and subject to, all of the covenants, terms, representations, warranties, rights, obligations and conditions of the Business Combination Agreement as though an original party thereto.

On June 3, 2025, each of Purchaser, Merger Sub, the Company and Mingde executed that certain Amended and Restated Business Combination Agreement (the “Amended and Restated Business Combination Agreement” or as restated and amended, the “Business Combination Agreement”) to provide for an earnout mechanism whereby up to an additional $70,000,000 worth of Earnout Consideration Shares may be paid to Mingde shareholders as contingent post-closing earnout consideration. As a result, the aggregate consideration for the Acquisition Merger is $326,000,000 plus up to $70,000,000 worth of Earnout Consideration Shares. The Merger Consideration will be paid in the form of (1) 32,600,000 newly issued PubCo Ordinary Shares valued at $10.00 per share, which are comprised of (A) 30,970,000 PubCo Ordinary Shares as the Closing Payment Shares and (B) 1,630,000 PubCo Ordinary Shares to be issued to the Mingde shareholders at the Closing and held back as security for Mingde’s representations and warranties as further set forth in Article XI of the Business Combination Agreement as the Holdback Shares; and (2) an addition of up to 7,000,000 PubCo Ordinary Shares valued at $10.00 per share as contingent post-closing earnout consideration subject to the earnout mechanism.

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

For the six months ended June 30, 2025, we had a net income of $522,549 which was comprised of formation and operating costs expenses, dividend income and interest income.

For the six months ended June 30, 2024, we had a net loss of $41,510 which was comprised of formation and operating costs expenses, dividend income and interest income.

For the three months ended June 30, 2025, we had a net loss of $24,750 which was comprised of formation and operating costs expenses, dividend income and interest income.

For the three months ended June 30, 2024 we had a net loss of $16,164 which was comprised of formation and operating costs expenses and other income.

Liquidity and Capital Resources

As of June 30, 2025, we had cash of $47,849. Until the consummation of the initial public offering, the only source of liquidity was an initial purchase of ordinary shares by our Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from our Sponsor.

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

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a business combination is not consummated by December 18, 2025. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2025.  We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC 480, “Distinguishing Liabilities from Equity”. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Accordingly, as of June 30, 2025 and December 31, 2024, 6,000,000 and 6,000,000 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets, respectively. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of June 30, 2025 and December 31, 2024, the ordinary shares subject to possible redemption reflected on the unaudited condensed consolidated balance sheets are disclosed in the following table:

Amount
Gross proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(3,767,573)
Offering costs of Public Shares	(2,661,858)
Plus:
Accretion of carrying value to redemption value - 2024	6,729,431
Subsequent remeasurement of ordinary shares subject to possible redemption - 2024	789,076

Ordinary shares subject to possible redemption as of December 31, 2024	$61,089,076
Subsequent remeasurement of ordinary shares subject to possible redemption - 2025	1,283,267

Ordinary shares subject to possible redemption as of June 30, 2025	$62,372,343

●	Net loss per share

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

The net income (loss) per share presented in the unaudited condensed consolidated statements of operations is based on the following:

	For the Three Months ended June 30, 2025		For the Three Months ended June 30, 2024
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$643,571	$–	$–	$–
Total expenses	(517,410)	(150,911)	–	(16,164)
Total allocation to redeemable and non-redeemable ordinary shares	$126,161	$(150,911)	$–	$(16,164)
Denominators:
Weighted-average shares outstanding	6,000,000	1,750,000	–	1,500,000
Basic and diluted net income (loss) per share	$0.02	$(0.09)	$–	$(0.01)

	For the Six Months ended June 30, 2025		For the Six Months ended June 30, 2024
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$1,283,288	$–	$–	$–
Total expenses	(588,959)	(171,780)	–	(41,510)
Total allocation to redeemable and non-redeemable ordinary shares	$694,329	$(171,780)	$–	$(41,510)
Denominators:
Weighted-average shares outstanding	6,000,000	1,750,000	–	1,500,000
Basic and diluted net income (loss) per share	$0.12	$(0.10)	$–	$(0.03)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2025, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of June 30, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 Legal Proceedings

The Company is not party to any legal proceedings as of the filing date of this Form 10-Q.

Item 1A. Risk Factors

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

YHN ACQUISITION I LIMITED

Date: July 31, 2025	By:	/s/ Poon Man Ka, Christy
	Name:	Poon Man Ka, Christy
	Title:	Chief Executive Officer
(Principal Executive Officer)

