Form 10-Q
period 2025-09-30
YHN Acquisition I Ltd
filed 2025-11-14
CIK 2020987

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 11, 2025, there were 7,750,000 ordinary shares of the Registrant, no par value, issued and outstanding.

YHN ACQUISITION I LIMITED

Quarterly Report on Form 10-Q

2

YHN ACQUISITION I LIMITED

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

YHN ACQUISITION I LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash	$95,142	$669,250
Prepayments	50,438	50,485

Total current assets	145,580	719,735

Cash and marketable securities held in trust	63,023,976	61,089,076

TOTAL ASSETS	$63,169,556	$61,808,811

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$34,541	$64,997
Amount due to sponsor	410,059	60,059

Total Current Liabilities	444,600	125,056

Deferred underwriting compensation	1,500,000	1,500,000

TOTAL LIABILITIES	1,944,600	1,625,056

Commitments and contingencies (Note 7)

Ordinary shares subject to possible redemption, 6,000,000 shares (at redemption price of $10.50 and $10.18 per share, respectively)	63,023,976	61,089,076

Shareholders’ Deficit:
Ordinary shares, no par value; 500,000,000 shares authorized; 1,750,000 and 1,750,000 shares issued and outstanding (excluding 6,000,000 and 6,000,000 shares, subject to possible redemption), respectively	–	–
Accumulated deficit	(1,799,020)	(905,321)

Total Shareholders’ Deficit	(1,799,020)	(905,321)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$63,169,556	$61,808,811

See accompanying notes to unaudited condensed consolidated financial statements.

YHN ACQUISITION I LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	Nine months ended September 30, 2024

Formation and operating costs	$(132,985)	$(65,805)	$(893,724)	$(107,317)

Other income:
Dividend income	651,633	89,336	1,934,900	89,336
Interest income	4	191	25	193
Total other income	651,637	89,527	1,934,925	89,529

NET INCOME (LOSS)	$518,652	$23,722	$1,041,201	$(17,788)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	6,000,000	717,391	6,000,000	240,876
Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.09	$0.10	$0.21	$0.32

Basic and diluted weighted average shares outstanding, ordinary shares not subject to possible redemption(1)	1,750,000	1,754,891	1,750,000	1,735,036
Basic and diluted net loss per share, ordinary shares not subject to possible redemption	$(0.02)	$(0.03)	$(0.12)	$(0.05)

(1)	Excludes up to an aggregate of 225,000 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. In November 2024, the underwriter did not exercise their 45-day option to purchase 900,000 Units, therefore 225,000 founder shares are forfeited.

See accompanying notes to unaudited condensed consolidated financial statements.

YHN ACQUISITION I LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Three and Nine months ended September 30, 2025
	Ordinary shares		Accumulated	Total shareholders’
	No. of shares	Amount	deficit	deficit

Balance as of December 31, 2024	1,750,000	$–	$(905,321)	$(905,321)

Subsequent remeasurement of ordinary shares subject to possible redemption	–	–	(639,703)	(639,703)

Net income for the period	–	–	547,299	547,299

Balance as of March 31, 2025	1,750,000	$–	$(997,725)	$(997,725)

Subsequent remeasurement of ordinary shares subject to possible redemption	–	–	(643,564)	(643,564)

Net loss for the period	–	–	(24,750)	(24,750)

Balance as of June 30, 2025	1,750,000	$–	$(1,666,039)	$(1,666,039)

Subsequent remeasurement of ordinary shares subject to possible redemption	–	–	(651,633)	(651,633)

Net loss for the period	–	–	518,652	518,652

Balance as of September 30, 2025	1,750,000	$–	$(1,799,020)	$(1,799,020)

	Three and Nine months ended September 30, 2024
	Ordinary shares		Stock subscription	Accumulated	Total shareholders’
	No. of shares	Amount	receivable	deficit	deficit

Balance as of December 31, 2023	1,725,000	$25,000	$(25,000)	$(3,680)	$(3,680)

Capital contribution paid	–	–	25,000	–	25,000

Net loss for the period	–	–	–	(25,346)	(25,346)

Balance as of March 31, 2024(1)	1,725,000	$25,000	$–	$(29,026)	$(4,026)

Net loss for the period	–	–	–	(16,164)	(16,164)

Balance as of June 30, 2024(1)	1,725,000	$25,000	$–	$(45,190)	$(20,190)

Sale of units in initial public offering, net of offering costs	6,000,000	57,159,797	–	–	57,159,797
Sale of units to the founder in private placement	250,000	2,500,000	–	–	2,500,000
Initial classification of ordinary shares subject to possible redemption	(6,000,000)	(56,232,427)	–	–	(56,232,427)
Allocation of offering costs to ordinary shares subject to possible redemption	–	2,661,858	–	–	2,661,858
Accretion of carrying value to redemption value	–	(6,114,228)	–	(615,203)	(6,729,431)
Subsequent remeasurement of ordinary shares subject to possible redemption	–	–	–	(89,336)	(89,336)
Net loss	–	–	–	23,722	23,722

Balance as of September 30, 2024(1)	1,975,000	$–	$–	$(726,007)	$(726,007)

(1)	Excludes up to an aggregate of 225,000 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. In November 2024, the underwriter did not exercise their 45-day option to purchase 900,000 Units, therefore 225,000 founder shares are forfeited.

See accompanying notes to unaudited condensed consolidated financial statements.

YHN ACQUISITION I LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Cash flows from operating activities:
Net income (loss)	$1,041,201	$(17,788)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividend income earned in cash and investments held in trust account	(1,934,900)	(89,336)
Changes in operating assets and liabilities:
Prepayments	47	–
Accrued expenses	(30,456)	60,145
Net cash used in operating activities	(924,108)	(46,979)

Cash flows from investing activities:
Proceeds deposited in Trust Account	–	(60,300,000)

Net cash used in investing activities	–	(60,300,000)

Cash flows from financing activities:
Amount due to Sponsor	350,000	–
Proceeds from public offering, net of offering costs	–	58,659,797
Proceeds from private placement	–	2,500,000
Capital contribution paid	–	25,000
Proceeds from promissory note – related party	–	173,000
Repayments to related party under promissory note	–	(173,000)

Net cash provided by financing activities	350,000	61,184,797

NET CHANGE IN CASH	(574,108)	837,818

CASH, BEGINNING OF PERIOD	669,250	–

CASH, END OF PERIOD	$95,142	$837,818

Non-cash investing and financing activities
Deferred offering costs paid by related party	$–	$108,663
Initial classification of ordinary shares subject to possible redemption	$–	$56,232,427
Allocation of offering costs to ordinary shares subject to possible redemption	$–	$2,661,858
Accretion of carrying value to redemption value	$–	$6,114,228
Subsequent remeasurement of ordinary shares subject to possible redemption	$1,934,900	$89,336
Accrued underwriting compensation	$–	$1,500,000

See accompanying notes to unaudited condensed consolidated financial statements.

YHN ACQUISITION I LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

YHN Acquisition I Limited (the “Company”) is a blank check company incorporated on December 18, 2023, under the laws of the British Virgin Islands for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination.

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

As of September 30, 2025, the Company had not yet commenced any operations. All activities through September 30, 2025 relate to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Going Concern Consideration

As of September 30, 2025, the Company had cash of $95,142 and a working capital deficit of $299,020. Subsequent to the consummation of the Initial Public Offering (“IPO”), the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

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

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The interim financial information provided is unaudited, but in the opinion of management includes all adjustments which management considers necessary for the fair statement of the financial position, results of operations and cash flows for this period. Certain information and note disclosures normally included in the unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s Form 10-K as filed with the SEC on March 20, 2025. Operating results for the interim period ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The company had $95,142 and $669,250 in cash as of September 30, 2025 and December 31, 2024, respectively. The Company did not have any cash equivalents as of September 30, 2025 and December 31, 2024.

•	Cash and marketable securities held in trust account

At September 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Earnings on these securities are included in dividend income in the accompanying unaudited condensed consolidated statements of operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

•	Ordinary share subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC 480, “Distinguishing Liabilities from Equity”. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Accordingly, as of September 30, 2025 and December 31, 2024, 6,000,000 and 6,000,000 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets, respectively. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of September 30, 2025 and December 31, 2024, the ordinary shares subject to possible redemption reflected on the unaudited condensed consolidated balance sheets are disclosed in the following table:

Amount
Gross proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(3,767,573)
Offering costs of Public Shares	(2,661,858)
Plus:
Accretion of carrying value to redemption value - 2024	6,729,431
Subsequent remeasurement of ordinary shares subject to possible redemption - 2024	789,076

Ordinary shares subject to possible redemption as of December 31, 2024	61,089,076
Subsequent remeasurement of ordinary shares subject to possible redemption - 2025	1,934,900

Ordinary shares subject to possible redemption as of September 30, 2025	$63,023,976

•	Rights accounting

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited condensed consolidated financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited condensed consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net income (loss) per share is presented in the unaudited condensed consolidated statements of operations as follows:

	For the Three Months ended September 30, 2025		For the Three Months ended September 30, 2024
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$651,637	$–	$89,527	$–
Total expenses	(102,956)	(30,029)	(19,095)	(46,710)
Total allocation to redeemable and non-redeemable ordinary shares	$548,681	$(30,029)	$70,432	$(46,710)
Denominators:
Weighted-average shares outstanding	6,000,000	1,750,000	717,391	1,754,891
Basic and diluted net income (loss) per share	$0.09	$(0.02)	$0.10	$(0.03)

	For the Nine Months ended September 30, 2025		For the Nine Months ended September 30, 2024
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$1,934,925	$–	$89,529	$–
Total expenses	(691,915)	(201,809)	(13,083)	(94,234)
Total allocation to redeemable and non-redeemable ordinary shares	$1,243,010	$(201,809)	$76,446	$(94,234)
Denominators:
Weighted-average shares outstanding	6,000,000	1,750,000	240,876	1,735,036
Basic and diluted net income (loss) per share	$0.21	$(0.12)	$0.32	$(0.05)

•	Related parties

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$63,023,976	$63,023,976	$–	$–

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$61,089,076	$61,089,076	$–	$–

•	Recent accounting pronouncements

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

Administrative Services Agreement

An affiliate of the Sponsor agreed that, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, administrative and support services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $10,000 per month for these services commencing on the closing date of this offering for 15 months. For the nine months ended September 30, 2025 and 2024, the Company incurred $94,000 and $0 in fees for these services included in formation and operations costs in the unaudited condensed consolidated statements of operations, respectively. For the three months ended September 30, 2025 and 2024, the Company incurred $34,000 and $0 in fees for these services included in formation and operations costs in the unaudited condensed consolidated statements of operations, respectively. As of September 30, 2025 and December 31, 2024, the unpaid balance was $60,000 and $30,000 included in amount due to sponsor in the unaudited condensed consolidated balance sheets, respectively.

Amount due to sponsor

As of September 30, 2025 and December 31, 2024, the Company had a temporary advance of $410,059 and $60,059 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of September 30, 2025 and December 31, 2024, there were 1,750,000 ordinary shares issued and outstanding excluding 6,000,000 ordinary shares subject to possible redemption.

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

The key measures of segment profit or loss reviewed by the Company’s CODM are earned on investments held in Trust Account and formation and operating costs. The CODM reviews earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

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

On July 14, 2025, Mr. Satoshi Tominaga resigned from his positions as the Chief Executive Officer and a director of the Company, and the Board appointed Ms. Poon Man Ka, Christy as the Chief Executive Officer and a director of the Company, both effective on July 11, 2025. In connection with the positional change, Mr. Tominaga transferred 15,000 ordinary shares (the “Shares”) of the Company to the Company’s sponsor, YHN Partners I Limited, who in turn transferred them to Ms. Poon. On October 10, 2025, the Company and the Ms. Poon entered into an Indemnification Agreement, and in respect of the Shares, a Joinder Agreement to Stock Escrow Agreement and a Letter Agreement.

On November 7, 2025, the parties to the Amended and Restated Business Combination Agreement enter into Amendment No.1 to Amended and Restated Business Combination Agreement (the “Amendment No. 1”), which serves to adjust the Merger Consideration and the contingency basis of the Earnout Consideration from future revenue performance to post-closing share price performance of the Purchaser Ordinary Shares. As a result, the aggregate consideration for the Acquisition Merger is $280,000,000 plus up to $80,000,000 worth of Earnout Consideration Shares. The Merger Consideration will be paid in the form of (1) 20,000,0000 newly issued PubCo Ordinary Shares valued at $10.00 per share, which are comprised of (A) 19,000,000 PubCo Ordinary Shares as the Closing Payment Shares and (B) 1,000,000 PubCo Ordinary Shares to be issued to the Mingde Shareholders at the Closing and held back as security for the Mingde’s representations and warranties as further set forth in Article XI of the Business Combination Agreement as the Holdback Shares; and (2) an addition of up to 8,000,000 PubCo Ordinary Shares valued at $10.00 per share as contingent post-closing earnout consideration subject to the earnout mechanism.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to YHN Acquisition I Limited. References to our “management” or our “management team” refer to our officers and directors. References to the “Sponsor” refer to YHN Partners I Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

On April 3, 2025, we entered into that certain Business Combination Agreement with Mingde Technology Limited, a Cayman Islands company (“Mingde”), pursuant to which, (a) immediately prior to the Closing, we will merge with and into YHNA MS I Limited (“Purchaser”), our wholly-owned subsidiary, with Purchaser continuing as the surviving entity (the “Reincorporation Merger”), (b) at the Closing, the parties will effect a merger of Merger Sub, a Cayman Islands company and wholly owned subsidiary of Purchaser (the “Merger Sub”), formed for the sole purpose of merging with and into Mingde (the “Acquisition Merger”) in which Mingde will be the surviving entity and a wholly owned subsidiary of Purchaser; and (c) following the Closing, Purchaser will be a publicly traded company listed on Nasdaq.

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

On November 7, 2025, the parties to the Amended and Restated Business Combination Agreement enter into Amendment No.1 to Amended and Restated Business Combination Agreement (the “Amendment No. 1”), which serves to adjust the Merger Consideration and the contingency basis of the Earnout Consideration from future revenue performance to post-closing share price performance of the Purchaser Ordinary Shares. As a result, the aggregate consideration for the Acquisition Merger is $280,000,000 plus up to $80,000,000 worth of Earnout Consideration Shares. The Merger Consideration will be paid in the form of (1) 20,000,0000 newly issued PubCo Ordinary Shares valued at $10.00 per share, which are comprised of (A) 19,000,000 PubCo Ordinary Shares as the Closing Payment Shares and (B) 1,000,000 PubCo Ordinary Shares to be issued to the Mingde Shareholders at the Closing and held back as security for the Mingde’s representations and warranties as further set forth in Article XI of the Business Combination Agreement as the Holdback Shares; and (2) an addition of up to 8,000,000 PubCo Ordinary Shares valued at $10.00 per share as contingent post-closing earnout consideration subject to the earnout mechanism.

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

For the nine months ended September 30, 2025, we had a net income of $1,041,201 which was comprised of formation and operating costs expenses, dividend income and interest income.

For the nine months ended September 30, 2024, we had a net loss of $17,788 which was comprised of formation and operating costs expenses, dividend income and interest income.

For the three months ended September 30, 2025, we had a net income of $518,652 which was comprised of formation and operating costs expenses, dividend income and interest income.

For the three months ended September 30, 2024 we had a net income of $23,722 which was comprised of formation and operating costs expenses, dividend income and interest income.

Liquidity and Capital Resources

As of September 30, 2025, we had cash of $95,142. Until the consummation of the initial public offering, the only source of liquidity was an initial purchase of ordinary shares by our Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from our Sponsor.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2025.  We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

•	Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC 480, “Distinguishing Liabilities from Equity”. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Accordingly, as of September 30, 2025 and December 31, 2024, 6,000,000 and 6,000,000 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets, respectively. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of September 30, 2025 and December 31, 2024, the ordinary shares subject to possible redemption reflected on the unaudited condensed consolidated balance sheets are disclosed in the following table:

Amount
Gross proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(3,767,573)
Offering costs of Public Shares	(2,661,858)
Plus:
Accretion of carrying value to redemption value - 2024	6,729,431
Subsequent remeasurement of ordinary shares subject to possible redemption - 2024	789,076

Ordinary shares subject to possible redemption as of December 31, 2024	61,089,076
Subsequent remeasurement of ordinary shares subject to possible redemption - 2025	1,934,900

Ordinary shares subject to possible redemption as of September 30, 2025	$63,023,976

•	Net income (loss) per share

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

Net income (loss) per share is presented in the unaudited condensed consolidated statements of operations as follows:

	For the Three Months ended September 30, 2025		For the Three Months ended September 30, 2024
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$651,637	$–	$89,527	$–
Total expenses	(102,956)	(30,029)	(19,095)	(46,710)
Total allocation to redeemable and non-redeemable ordinary shares	$548,681	$(30,029)	$70,432	$(46,710)
Denominators:
Weighted-average shares outstanding	6,000,000	1,750,000	717,391	1,754,891
Basic and diluted net income (loss) per share	$0.09	$(0.02)	$0.10	$(0.03)

	For the Nine Months ended September 30, 2025		For the Nine Months ended September 30, 2024
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$1,934,925	$–	$89,529	$–
Total expenses	(691,915)	(201,809)	(13,083)	(94,234)
Total allocation to redeemable and non-redeemable ordinary shares	$1,243,010	$(201,809)	$76,446	$(94,234)
Denominators:
Weighted-average shares outstanding	6,000,000	1,750,000	240,876	1,735,036
Basic and diluted net income (loss) per share	$0.21	$(0.12)	$0.32	$(0.05)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2025, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of September 30, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the quarter ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

YHN ACQUISITION I LIMITED

Date: November 14, 2025	By:	/s/ Poon Man Ka, Christy
	Name:	Poon Man Ka, Christy
	Title:	Chief Executive Officer
(Principal Executive Officer)

