Form 10-K
period 2025-12-31
YHN Acquisition I Ltd
filed 2026-03-31
CIK 2020987

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s ordinary shares outstanding at June 30, 2025, other than ordinary shares held by persons who may be deemed affiliates of the registrant, was $62,700,000.

As of March 9, 2026, there were 4,285,821 ordinary shares of the Registrant, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DEFINED TERMS

Unless otherwise stated in this annual report on Form 10-K for the year ended December 31, 2025 (this “Form 10-K”), references to:

●	“BVI” refers to the British Virgin Islands;

●	“Companies Act” and the “Insolvency Act” refer to the BVI Business Companies Act, 2004 and the Insolvency Act, 2003 of the British Virgin Islands, respectively and in each case as the same may be amended and supplemented from time to time;

●	“fourth amended and restated memorandum and articles of association” refers to our Fourth Amended and Restated Memorandum and Articles of Association, adopted by the Company;

●	“initial shareholders” refers to all of our shareholders immediately prior to our IPO, including all of our officers and directors to the extent they hold such shares;

●	“insider shares” refers to the 1,500,000 ordinary shares held by our initial shareholders;

●	“IPO” refers to our initial public offering of 6,000,000 units that was consummated on September 19, 2024;

●	“letter agreements” refer to the agreements executed among us, the underwriters, our officers, directors and other initial shareholders on September 17, 2024;

●	“PRC” or “China” refers to the People’s Republic of China.

●	“private rights” refers to the rights included in the private units;

●	“private units” refers to the units issued in a private placement simultaneously with the closing of the IPO;

●	“public shareholders” means the holders of the public shares, whether they are purchased in the public offering or in the aftermarket, including any of our initial shareholders to the extent that they purchase such public shares (except that our initial shareholders will not have conversion or tender rights with respect to any public shares they own);

●	“public shares” refers to ordinary shares which are being sold as part of the units in the IPO (whether they are purchased in the IPO or thereafter in the open market);

●	“rights” or “public rights” refer to the rights which are being sold as part of the units in the IPO;

●	“sponsor” refers to YHN Partners I Limited;

●	“US Dollars” and “$” refer to the legal currency of the United States; and

●	“YHN,” “we,” “us” or “our company” refers to YHN Acquisition I Limited.

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

Business Combination Agreement with Mingde Technology Limited

On April 3, 2025, YHN has entered into a business combination agreement with Mingde Technology Limited, a Cayman Islands company (“Mingde”), (as amended and restated on June 3, 2025 and as further amended by Amendment No. 1 and Amendment No. 2 thereto and may be further amended from time to time, the “Business Combination Agreement”), which provides for a business combination between YHN and Mingde (the “Business Combination”). Pursuant to the Business Combination Agreement, the Business Combination will be effected in two steps: (i) subject to the approval of the Reincorporation Merger and the relevant plan and articles of merger by the shareholders of YHN, YHN will merge with and into YHNA MS I LIMITED, a Cayman Islands exempted company incorporated as a wholly owned subsidiary of YHN (such company before the Business Combination is referred to as “NewCo” or “Purchaser” and upon and following the Acquisition Merger is hereinafter sometimes referred to as “PubCo”), with NewCo remaining as the surviving publicly traded entity (the “Reincorporation Merger”); (ii) as soon as practicable promptly after the Reincorporation Merger, YHNA MS II Limited (“Merger Sub”), a Cayman Islands exempted company incorporated as a wholly owned subsidiary of NewCo, will be merged with and into Mingde, with Mingde remaining as the surviving entity, resulting in Mingde being a wholly owned subsidiary of PubCo (the “Acquisition Merger”).

The aggregate consideration for the Acquisition Merger (the “Merger Consideration”) is $200,000,000 plus up to $80,000,000 worth of Earnout Consideration Shares (as defined below). The Merger Consideration will be paid in the form of (1) 20,000,000 newly issued ordinary shares, par value of $0.001 each, of PubCo (“PubCo Ordinary Shares”) valued at $10.00 per share, which is comprised of (A) 19,000,000 PubCo Ordinary Shares (the “Closing Payment Shares”) which shall be issued at the Closing and (B) 1,000,000 PubCo Ordinary Shares (the “Holdback Shares”) which shall be issued at the Closing and are subject to surrender and forfeiture for indemnification obligations under the Business Combination Agreement; and (2) an addition of up to 8,000,000 PubCo Ordinary Shares, for a total of $80,000,000 as additional contingent consideration (“Earnout Consideration Shares”, together with the Closing Payment Shares and the Holdback Shares, the “Merger Consideration Shares”).

The Earnout Consideration Shares can be earned for meeting three earnout milestones and, if such milestones are achieved, will be released to the Mingde shareholders over a three-year period following the closing date of the Business Combination as follows:

•	First Earnout Milestone – 3,000,000 Earnout Consideration Shares shall become payable upon the closing price of PubCo’s ordinary shares, as reported on The Nasdaq Stock Market LLC (or any other national securities exchange on which such shares are then listed), reaching or exceeding $15.00 per share for 60 consecutive trading days occurring at any time during the three-year period commencing on the closing date.

•	Second Earnout Milestone – 3,000,000 Earnout Consideration Shares shall become payable upon the closing price of PubCo’s ordinary shares, as reported on The Nasdaq Stock Market LLC (or any other national securities exchange on which such shares are then listed), reaching or exceeding $20.00 per share for 60 consecutive trading days occurring at any time during the three-year period commencing on the closing date.

•	Third Earnout Milestone – 2,000,000 Earnout Consideration Shares shall become payable upon the closing price of PubCo’s ordinary shares, as reported on The Nasdaq Stock Market LLC (or any other national securities exchange on which such shares are then listed), reaching or exceeding $25.00 per share for 60 consecutive trading days occurring at any time during the three-year period commencing on the closing date.

For the avoidance of doubt, any of the above earnout milestones can be achieved over periods of 60 consecutive trading days that overlap in whole or in part.

On June 3, 2025, the parties to the Business Combination Agreement entered into an amended and restated Business Combination Agreement to refine the Merger Consideration components and to incorporate mechanisms for the Earnout Consideration Shares.

On November 7, 2025, the parties to the amended and restated Business Combination Agreement entered into Amendment No. 1 to the amended and restated Business Combination Agreement to further adjust the aggregate consideration for the Acquisition Merger and to adjust mechanisms for the Earnout Consideration Shares.

On December 8, 2025, the Company had entered into an amendment (the “Trust Amendment”) to the investment management trust agreement, dated as of September 17, 2024, by and between the Company and Continental Stock Transfer & Trust Company, to provide the Company with the discretion to extend the date on which to commence liquidating the trust account (the “Trust Account”) established in connection with the Company’s initial public offering (the “IPO”) by three (3) times for an additional three (3) months each time from December 19, 2025 to September 19, 2026 by depositing into the trust account an aggregate amount of $150,000 for each three-month extension. The Company filed the fourth amended and restated memorandum and articles of association on December 8, 2025, giving the Company the right to extend the date by which the Company has to consummate a business combination from December 19, 2025 (the date that is 15 months from the closing date of the IPO) to September 19, 2026 (the date that is 24 months from the closing date of the IPO).

On December 15, 2025, the parties to the Business Combination Agreement further entered into an Amendment No. 2 to the Business Combination Agreement, which serves to amend the Business Combination Agreement to extend the Outside Closing Date (as defined in the Business Combination Agreement) to June 19, 2026.

On April 29, 2025, each of NewCo and Merger Sub was incorporated under the laws of the Cayman Islands as an exempted company. On May 8, 2025, each of NewCo, Merger Sub, YHN and Mingde executed that certain Joinder Agreement to the Business Combination Agreement (the “Joinder Agreement”), whereby each of NewCo and Merger Sub have agreed, effective upon execution, that it shall become a party to the Business Combination Agreement and shall be fully bound by, and subject to, all of the covenants, terms, representations, warranties, rights, obligations and conditions of the Business Combination Agreement as though an original party thereto.

For further details about the Business Combination Agreement, please refer to the registration statement on Form F-4 (Registration No. 333-287849) filed by YHNA MS I LIMITED with the SEC.

PIPE Investment

In connection with the transactions contemplated by the Business Combination Agreement, it is expected that YHN will use commercially reasonable efforts to enter into subscription agreements, in the form and substance as reasonably agreed upon by YHN and Mingde (the “Subscription Agreements”), with certain investors providing for aggregate investments in of YHNA Shares through private placement, and/or backstop or redemption waiver arrangements with potential investors, in an aggregate amount to exceed Ten Million Dollars ($10,000,000) at a price per share not less than $9.00, in each case on terms mutually agreeable to the YHN and Mingde (the “PIPE Investment”). Mingde shall, and shall cause its affiliates to, use commercially reasonable efforts to cause their respective representatives to, cooperate with YHN and their respective representatives in connection with such PIPE Investment.

Competitive Strengths

We intend to capitalize on our competitive advantages, as described below, to find a suitable target company:

Experienced Management Team

We have a strong team with years of operational, financial and leadership experience successfully managing and running a variety of corporations in Asia.

Our Chief Executive Officer Ms. Christy Poon brings extensive expertise in mergers & acquisitions, intellectual property, public relations, and media marketing. She is a Partner at Norwich Capital Limited, where she oversees corporate reorganization, fundraising, IP asset management, and advisory on U.S. public listings across Asia. Her prior leadership roles include Vice President of Corporate Affairs & Operations at XIC Innovation Limited and General Manager positions at JM Production and JM Network, complemented by early experience in public relations and advanced academic credentials in business, communications, and mediation.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Our fourth amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor his or her obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination.

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

We Have Identified a Target Business

As discussed above, we have entered into a business combination agreement with Mingde.

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

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait 24 months (assuming full extension) from the closing of the IPO in order to be able to receive a pro rata share of the trust account.

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

Conversion/Tender Rights

At any meeting called to approve an initial business combination, public shareholders may seek to convert their public shares, regardless of whether they vote for or against or abstain from voting on the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. The redemption rights will be effected under our fourth amended and restated memorandum and articles of association and British Virgin Islands law as redemptions. If we hold a meeting to approve an initial business combination, a holder will always have the ability to vote against a proposed business combination and not seek conversion of its shares.

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

We may also require public shareholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. Once the shares are converted by the holder, and effectively redeemed by us under BVI law, the share registrar in the BVI will then update our register of members to reflect all conversions. The proxy solicitation materials that we will furnish to shareholders in connection with the vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such delivery requirements. Accordingly, a shareholder would have from the time our proxy statement is mailed through the vote on the business combination to deliver his shares if he wishes to seek to exercise his redemption rights. Under our fourth amended and restated memorandum and articles of association, we will be required to provide at least 7 clear calendar days’ advance notice of any shareholder meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise redemption rights. As a result, if we require public shareholders who wish to convert their ordinary shares into the right to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their redemption rights and may be forced to retain our securities when they otherwise would not want to.

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

Redemption of Public Shares and Liquidation of Trust Account if No Business Combination

If we do not complete a business combination within 24 months from the closing of the IPO (assuming full extension), our fourth amended and restated memorandum and articles of association provide that we will: (i) as promptly as practicable cease all operations except for the purpose of making redemption and the subsequent winding up of the Company’s affairs; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under BVI law to provide for claims of creditors and the requirements of other applicable law. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay our taxes, then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution, the public rights will expire and will be worthless.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our Units, Ordinary Shares and Rights trade on The Nasdaq Global Market under the symbols “YHNAU,” “YHNA” and “YHNAR” respectively.

(b) Holders

As of March 9, 2026, there were 4,285,821 ordinary shares outstanding. There were also 2 holders of record of our Units, 13 holders of record of our ordinary shares, 1 holder of record of our Rights.

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

For the year ended December 31, 2025 we had a net income of $1,325,117 which was comprised of formation and operating costs expenses, dividend income and interest income.

For the year ended December 31, 2024 we had a net income of $502,638 which was comprised of formation and operating costs expenses, dividend income and interest income.

Liquidity and Capital Resources

As of December 31, 2025, we had cash of $140,550. Until the consummation of the initial public offering, the only source of liquidity was an initial purchase of ordinary shares by our Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from our Sponsor.

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

The Company’s IPO prospectus dated September 17, 2024 provides that the Company initially had 15 months from the closing of the IPO to complete its initial business combination. If the Company does not complete a Business Combination within 15 months from the consummation of the Initial Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Act (As Revised) of the British Virgin Islands. Accordingly, no vote would be required from the shareholders to commence such a voluntary winding up, dissolution and liquidation. If the Company is unable to consummate the Company’s Initial Business Combination within such 15 months (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders.

As approved by its shareholders at the Annual Meeting of Shareholders on December 8, 2025 (the “2025 AGM”), YHN had on December 8, 2025 entered into an amendment (the “Trust Amendment”) to the investment management trust agreement, dated as of September 17, 2024, by and between the Company and Continental Stock Transfer & Trust Company, to provide YHN with the discretion to extend the date on which to commence liquidating the Trust Account by three (3) times for an additional three (3) months each time from December 19, 2025 to September 19, 2026 by depositing into the trust account an aggregate amount of $150,000 for each three-month extension. YHN also filed the fourth amended and restated memorandum and articles of association on December 8, 2025, giving YHN the right to extend the date by which YHN has to consummate a business combination from December 19, 2025 (the date that is 15 months from the closing date of the IPO) to September 19, 2026 (the date that is 24 months from the closing date of the IPO). In connection with the shareholders vote at the 2025 AGM, 3,464,179 ordinary shares were tendered for redemption.

If the Company does not complete a business combination by September 19, 2026 (assuming full extension), the Company will (i) as promptly as practicable, cease all operations except for the purpose of making redemption and the subsequent winding up of the Company’s affairs; (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to the Company or necessary to pay the Company’s taxes, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of its public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a business combination is not consummated by September 19, 2026 (assuming full extension). These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC 480, “Distinguishing Liabilities from Equity”. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. Accordingly, as of December 31, 2025 and 2024, 2,535,821 and 6,000,000 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of December 31, 2025, the ordinary shares subject to possible redemption reflected on the balance sheet are disclosed in the following table:

Amount
Gross proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(3,767,573)
Offering costs of Public Shares	(2,661,858)
Plus:
Accretion of carrying value to redemption value - 2024	6,729,431
Subsequent remeasurement of ordinary shares subject to possible redemption - 2024	789,076

Ordinary shares subject to possible redemption as of December 31, 2024	61,089,076
Less:
Redemption of ordinary shares	(36,650,157)
Plus:
Subsequent remeasurement of ordinary shares subject to possible redemption - 2025	2,611,987
$27,050,906

●	Net income (loss) per share

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

The net income (loss) per share presented in the statements of income is based on the following:

	For the Year ended December 31, 2025		For the Year ended December 31, 2024
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Other income earned in investments held in Trust Account	$2,462,016	$–	$789,287	$–
Total expenses	(873,403)	(263,496)	(148,522)	(138,127)
Total allocation to redeemable and non-redeemable ordinary share	$1,588,613	$(263,496)	$640,765	$(138,127)
Denominators:
Weighted-average shares outstanding	5,800,691	1,750,000	1,688,525	1,570,355
Basic and diluted net income (loss) per share	$0.27	$(0.15)	$0.38	$(0.09)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As of December 31, 2025, we did not have changes in, or disagreements with, our independent registered public accounting firm on our accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal year ended December 31, 2025 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the year ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this Form 10-K, our directors and executive officers are as follows:

Name	Age	Position
Poon Man Ka, Christy	46	Chief Executive Officer and Director
Yangyujia An	30	Chief Financial Officer and Director
Zhengming Feng	82	Independent Director and Chairperson of the Board of Directors
Donghui Xu	45	Independent Director
Min Zhang	29	Independent Director

Below is a summary of the business experience of each our executive officers and directors:

Poon Man Ka, Christy. Ms. Poon has been serving as our chief executive officer since July 2025. Possessing a wealth of experience in mergers & acquisitions, intellectual property, public relations, and media marketing, Ms. Poon currently serves as a Partner at Norwich Capital Limited, a position she has held since July 2024. In this role, she leverages her expertise to oversee diverse projects throughout Asia, focusing on corporate reorganization, fundraising, management of intellectual property assets and advisory on US public listings. Previously, Ms. Poon held the position of Vice President, Corporate Affairs & Operations at XIC Innovation Limited in May 2022. During her tenure, she headed up the Legal and Intellectual Property Department, concentrating on ensuring US listing compliance, managing a portfolio of hundreds of patents, and executing strategic investments through private equity. Simultaneously, she served as the General Manager of JM Production Limited. Prior to this, she was General Manager of JM Network Limited from February 2019, where she dedicated over 15 years to establishing a robust reputation and fostering business growth in overseeing Hong Kong's leading outdoor media network. Ms. Poon commenced her career in Hong Kong as an Associate at Ketchum, Inc. in June 2005, a global public relations firm headquartered in the US. Within this capacity, she contributed to corporate communications and investor relations initiatives for Hong Kong-listed companies. She received her Bachelor of Arts degree in Translation and Interpretation from Lingnan University, Hong Kong in 2001 and a Master of Science degree in Business & Community from University of Bath, UK in 2003. Ms. Poon's academic background encompasses linguistics, communications, business management and social policy science. Additionally, she has been accredited as an HKMAAL General Mediator since November 2023, specializing in mediation, conflict resolution, and negotiation. Furthermore, she holds accreditation as a Certified ESG Planner since July 2024.

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

Pursuant to the Companies Act and the company’s fourth amended and restated memorandum and articles of association, so long as a director has disclosed any interests in a transaction entered into or to be entered into by the company to the board, he/she may:

(1)	vote on a matter relating to the transaction;

(2)	attend a meeting of directors at which a matter relating to the transaction arises and be included among the directors present at the meeting for the purposes of a quorum; and

(3)	sign a document on behalf of the company or do any other thing in his capacity as a director, that relates to the transaction.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the fourth amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

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

The following table summarizes the other relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual	Name of Affiliated Company	Affiliation
Poon Man Ka, Christy	Norwich Capital Limited	Partner
Yangyujia An	Norwich Capital Limited	Vice Chairperson
Zhengming Feng	Yongho Capital Group	Chairman
	Yongmei Lianhe (Shanghai) Investment Management Co., Ltd.	Chairman
Donghui Xu	Zhejiang Yong Zheng Shen He Enterprise Management Co., Ltd	Director and Deputy General Manager
	Yongmei Lianhe (Shanghai) Investment Management Co., Ltd.	Legal Representative and Managing Director
Min Zhang	Norwich Capital Limited	Independent Consultant

In connection with the vote required for any business combination, all of our existing shareholders, including all of our officers and directors, have agreed to vote their respective insider shares and any shares purchased in the IPO or following the IPO in the open market (other than shares acquired outside the redemption process in connection with our initial business combination, in compliance with Rule 14e-5 of the Exchange Act) in favor of any proposed business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to those ordinary shares acquired by them prior to the IPO. If they purchase ordinary shares in the IPO or in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert such shares (or sell their shares in any tender offer) in connection with the consummation of our initial business combination or an amendment to our fourth amended and restated memorandum and articles of association relating to pre-business combination activity.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Ordinary Shares
YHN Partners I Limited(2)	1,375,000	32.08%
Poon Man Ka, Christy	15,000	* %
Yangyujia An	30,000	* %
Zhengming Feng	25,000	* %
Donghui Xu	20,000	* %
Min Zhang	20,000	* %
All directors and executive officers (five individuals) as a group	125,000	2.92%
Other 5% shareholders
KARPUS MANAGEMENT, INC.(3)	767,026	17.90%
Barclays PLC(4)	446,749	10.42%
Mizuho Financial Group, Inc.(5)	660,001	15.40%
W. R. Berkley Corporation (6)	673,553	15.72%
Westchester Capital Management, LLC (7)	398,000	9.29%
Rivernorth Capital Management, LLC (8)	445,000	10.38%
Feis Equities LLC / Lawrence M. Feis (9)	332,160	7.75%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o YHN Acquisition I Limited, 2/F, Hang Seng Building, 200 Hennessy Road, Wanchai, Hong Kong.

(2)	Represents shares held by YHN Partners I Limited, our sponsor. Includes 250,000 Ordinary Shares comprising the private units purchased by the sponsor. Pui Chun Wong is the controlling shareholder of our sponsor by virtue of having 100% voting power in the sponsor. The registered address for our sponsor is 1st Floor, Columbus Centre, P.O. Box 2283, Road Town, Tortola, British Virgin Islands.

(3)	Information is based solely on a report on Schedule 13G/A filed by Karpus Management, Inc., d/b/a Karpus Investment Management (“Karpus” or the “Reporting Person”) on January 7, 2026. Karpus is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940. Karpus is controlled by City of London Investment Group plc (“CLIG”), which is listed on the London Stock Exchange; however, in accordance with SEC Release No. 34-39538 (January 12, 1998), effective informational barriers have been established between Karpus and CLIG such that voting and investment power over the subject securities is exercised by Karpus independently of CLIG, and, accordingly, attribution of beneficial ownership is not required between Karpus and CLIG. The shares are owned directly by the accounts managed by Karpus.

(4)	Information is based solely on a report on Schedule 13G/A filed by Barclays PLC on March 21, 2025. Business address is 1 Churchill Place, London - E14 5HP.

(5)	Information is based solely on a report on Schedule 13G/A filed by Mizuho Financial Group, Inc. on August 13, 2025. Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of said equity securities directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary.

(6)	Information is based solely on a report on Schedule 13G/A filed by W. R. Berkley Corporation on August 8, 2025. The principal business address is 475 Steamboat Road, Greenwich, CT 06830.

(7)	Information is based solely on a report on Schedule 13G filed by Westchester Capital Management, LLC on May 14, 2025. Westchester Capital Management, LLC ("Westchester") is a Delaware limited liability company. Westchester, a registered investment adviser, serves as sub-advisor to each of The Merger Fund ("MF"), The Merger Fund VL ("MF VL"), Virtus Westchester Credit Event Fund ("CEF") and JNL Multi-Manager Alternative Fund ("JARB" together with MF, MF VL and CEF, the "Funds"). The Funds directly hold ordinary shares of the Company for the benefit of the investors in those Funds. Mr. Roy Behren and Mr. Michael T. Shannon each serve as Co-Presidents of Westchester. The principal business address is 100 Summit Lake Drive, Valhalla, NY 10595.

(8)	Information is based solely on a report on Schedule 13G filed by Rivernorth Capital Management, LLC on August 14, 2025. The principal business address is 360 S. Rosemary Avenue, Ste. 1420, West Palm Beach, Florida 33401.

(9)	Information is based solely on a report on Schedule 13G/A filed by Feis Equities LLC and Lawrence M. Feis on February 2, 2026. The principal business address is 1740 Waukegan Road, Suite 206, Glenview, Illinois 60025.

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

Services Arrangements

On April 12, 2024, we entered into an administrative services agreement with our Sponsor, pursuant to which the Sponsor agreed to make available to the Company certain general and administrative services, including office space and secretarial and administrative services, as the Company may require from time to time. The Company has agreed to pay to the affiliate of the Sponsor $10,000 per month continuing until the earlier of the consummation by the Company of a Business Combination or the Company’s liquidation. For the years ended December 31, 2025 and 2024, the Company incurred $154,000 and $30,000 in such fees.

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

As of December 31, 2025 and 2024, we had a temporary advance of $790,038 and $60,059 from our Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by the chosen registered public accounting firm in connection with regulatory filings. The aggregate fees billed by Adeptus for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for years ended December 31, 205 and 2024 totaled approximately $41,000 and $71,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Adeptus for consultations concerning financial accounting and reporting standards during the years ended December 31, 2025 and 2024, respectively.

Tax Fees. We did not pay Adeptus for tax planning and tax advice for the years ended December 31, 2025 and 2024, respectively.

All Other Fees. We did not pay Adeptus for other services for the years ended December 31, 2025 and 2024, respectively.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(1)	Financial Statement Schedules:

None.

(2)	Exhibits:

The following exhibits are filed as part of or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
1.1	Underwriting Agreement, dated September 17, 2024, by and between the Company and Lucid Capital Markets, LLC	Form 8-K	001-42251	1.1	September 19, 2024
3.1	Third Amended and Restated Memorandum and Articles of Association	Form 8-K	001-42251	3.1	September 19, 2024
3.2	Fourth Amended and Restated Memorandum and Articles of Association	Form 8-K	001-42251	3.1	December 10, 2025
4.1	Specimen Unit Certificate of the Company	Form S-1	333-279308	4.1	August 2, 2024
4.2	Specimen Ordinary Share Certificate of the Company	Form S-1	333-279308	4.2	August 2, 2024
4.3	Specimen Rights Certificate of the Company	Form S-1	333-279308	4.3	August 2, 2024
4.4	Rights Agreement, dated September 17, 2024 by and between the Company and Continental Stock Transfer & Trust Company	Form 8-K	001-42251	4.2	September 19, 2024
4.5*	Description of Registrant’s Securities

10.1	Letter Agreement, dated September 17, 2024, by and between the Company and each of the officers and directors of the Company	Form 8-K	001-42251	10.1	September 19, 2024
10.2	Letter Agreement, dated September 17, 2024, by and between the Company and YHN Partners I Limited	Form 8-K	001-42251	10.2	September 19, 2024
10.3	Investment Management Trust Agreement, dated September 17, 2024, by and between the Company and Continental Stock Transfer & Trust Company	Form 8-K	001-42251	10.3	September 19, 2024
10.4	Stock Escrow Agreement, dated September 17, 2024, by and among the Company, Continental Stock Transfer & Trust Company and each of the initial shareholders of the Company	Form 8-K	001-42251	10.4	September 19, 2024
10.5	Registration Rights Agreement, dated September 17, 2024, by and among the Company and the initial shareholders of the Company	Form 8-K	001-42251	10.5	September 19, 2024
10.6	Subscription Agreement, dated September 17, 2024, in relation to private units by and between the Company and the Sponsor	Form 8-K	001-42251	10.6	September 19, 2024
10.7	Indemnification Agreements, dated September 17, 2024, by and among the Company and each of the officers and directors of the Company	Form 8-K	001-42251	10.7	September 19, 2024
10.8	Administration Service Agreement between the Company and the Sponsor	Form S-1	333-279308	10.7	May 10, 2024
10.9	Promissory Note dated April 12, 2024 issued by the Company to the Sponsor	Form S-1	333-279308	10.9	May 10, 2024
10.10	Amended and Restated Business Combination Agreement, dated as of June 3, 2025 by and between YHN Acquisition I Limited, Mingde Technology Limited, and YHNA MS I LIMITED and YHNA MS II LIMITED	Form 8-K	001-42251	2.1	June 5, 2025
10.11	Joinder Agreement dated May 8, 2025 by and between YHNA MS I LIMITED, YHNA MS II LIMITED, YHN Acquisition I Limited and Mingde Technology Limited	Form 8-K	001-42251	10.1	May 9, 2025
10.12	Amendment No. 1 to Amended and Restated Business Combination Agreement, dated November 7, 2025, by and among YHN Acquisition I Limited, YHNA MS I Limited, YHNA MS II Limited and Mingde Technology Limited	Form 8-K	001-42251	10.1	November 10, 2025
10.13	Amendment No. 2 to Amended and Restated Business Combination Agreement, dated November 7, 2025, by and among YHN Acquisition I Limited, YHNA MS I Limited, YHNA MS II Limited and Mingde Technology Limited	Form 8-K	001-42251	10.1	December 17, 2025
10.14	Amendment to the investment management trust agreement with Continental Stock Transfer & Trust Company dated as of December 8, 2025	Form 8-K	001-42251	10.1	December 10, 2025
14.1	Code of Ethics of the Company	Form S-1	333-279308	14	July 12, 2024
19.1	Insider Trading Policy	Form 10-K	001-42251	19.1	March 20, 2025
24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
97.1	Clawback Policy	Form 10-K	001-42251	97.1	March 20, 2025
101.INS	Inline XBRL Instance Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

YHN ACQUISITION I LIMITED

Financial Statements

For the Year Ended December 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of YHN Acquisition I Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of YHN Acquisition I Limited (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of income, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited cash, a working capital deficit of $692,191, and an accumulated deficit and needs to raise additional funds to meet its obligations and sustain operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Adeptus Partners, LLC

PCAOB: 3686

Ocean, New Jersey

March 26, 2026

YHN ACQUISITION I LIMITED

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash	$140,550	$669,250
Prepayments	12,923	50,485

Total current assets	153,473	719,735

Cash and marketable securities held in trust	27,050,906	61,089,076

TOTAL ASSETS	$27,204,379	$61,808,811

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$55,626	$64,997
Amount due to sponsor	790,038	60,059

Total Current Liabilities	845,664	125,056

Deferred underwriting compensation	1,500,000	1,500,000

TOTAL LIABILITIES	2,345,664	1,625,056

Commitments and contingencies (Note 7)

Ordinary shares subject to possible redemption, 2,535,821 and 6,000,000 shares, respectively (at redemption price of $10.67 and $10.18 per share, respectively)	27,050,906	61,089,076

Shareholders’ Deficit:
Ordinary shares, no par value; 500,000,000 shares authorized; 1,750,000 and 1,750,000 shares issued and outstanding (excluding 2,535,821 and 6,000,000 shares, subject to possible redemption), respectively	–	–
Accumulated deficit	(2,192,191)	(905,321)

Total Shareholders’ Deficit	(2,192,191)	(905,321)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$27,204,379	$61,808,811

See accompanying notes to consolidated financial statements.

YHN ACQUISITION I LIMITED

CONSOLIDATED STATEMENTS OF INCOME

	For the Year ended December 31, 2025	For the Year ended December 31, 2024

Formation and operating costs	$(1,136,899)	$(286,649)

Other income:
Dividend income	2,461,987	789,076
Interest income	29	211
Total other income	2,462,016	789,287

NET INCOME	$1,325,117	$502,638

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	5,800,691	1,688,525

Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.27	$0.38

Basic and diluted weighted average shares outstanding, ordinary shares not subject to possible redemption	1,750,000	1,570,355

Basic and diluted net loss per share, ordinary shares not subject to possible redemption	$(0.15)	$(0.09)

See accompanying notes to consolidated financial statements.

YHN ACQUISITION I LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Year ended December 31, 2025
	Ordinary shares		Accumulated deficit	Total shareholders’ deficit
	No. of shares	Amount
Balance as of December 31, 2024	1,750,000	$–	$(905,321)	$(905,321)
Subsequent remeasurement of ordinary shares subject to possible redemption	–	–	(2,611,987)	(2,611,987)
Net income	–	–	1,325,117	1,325,117
Balance as of December 31, 2025	1,750,000	$–	$(2,192,191)	$(2,192,191)

	Year ended December 31, 2024
	Ordinary shares		Stock subscription receivable	Accumulated deficit	Total shareholders’ deficit
	No. of shares	Amount
Balance as of December 31, 2023	1,725,000	$25,000	$(25,000)	$(3,680)	$(3,680)
Capital contribution paid	–	–	25,000	–	25,000
Sale of units in initial public offering, net of offering costs	6,000,000	57,159,797	–	–	57,159,797
Sale of units to the founder in private placement	250,000	2,500,000	–	–	2,500,000
Initial classification of ordinary shares subject to possible redemption	(6,000,000)	(56,232,427)	–	–	(56,232,427)
Allocation of offering costs to ordinary shares subject to possible redemption	–	2,661,858	–	–	2,661,858
Share forfeiture	(225,000)	–	–	–	–
Accretion of carrying value to redemption value	–	(6,114,228)	–	(615,203)	(6,729,431)
Subsequent remeasurement of ordinary shares subject to possible redemption	–	–	–	(789,076)	(789,076)
Net income	–	–	–	502,638	502,638
Balance as of December 31, 2024	1,750,000	$–	$–	$(905,321)	$(905,321)

See accompanying notes to consolidated financial statements.

YHN ACQUISITION I LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2025	Year ended December 31, 2024
Cash flows from operating activities:
Net income	$1,325,117	$502,638
Adjustments to reconcile net income to net cash used in operating activities:
Dividend income earned in cash and investments held in trust account	(2,461,987)	(789,076)
Change in operating assets and liabilities:
Prepayments	37,562	(50,485)
Accrued expenses	(9,371)	61,317
Net cash used in operating activities	(1,108,679)	(275,606)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection to redemption	36,650,157	–
Proceeds deposited in Trust Account	(150,000)	(60,300,000)
Net cash provided by (used in) investing activities	36,500,157	(60,300,000)

Cash flows from financing activities:
Proceeds from public offering, net of offering costs	–	58,659,797
Proceeds from private placement	–	2,500,000
Capital contribution paid	–	25,000
Proceeds from promissory note - related party	–	173,000
Repayment to related party under promissory note	–	(173,000)
Redemption of ordinary shares	(36,650,157)	–
Advance from sponsor	729,979	60,059
Net cash (used in) provided by financing activities	(35,920,178)	61,244,856

NET CHANGE IN CASH	(528,700)	669,250

CASH, BEGINNING OF PERIOD	669,250	–

CASH, END OF PERIOD	$140,550	$669,250

Non-cash investing and financing activities
Deferred offering costs paid by related party	$–	$108,663
Initial classification of ordinary shares subject to possible redemption	$–	$56,232,427
Allocation of offering costs to ordinary shares subject to possible redemption	$–	$2,661,858
Accretion of carrying value to redemption value	$–	$6,729,431
Subsequent remeasurement of ordinary shares subject to possible redemption	$2,611,987	$789,076
Accrued underwriting compensation	$–	$1,500,000

See accompanying notes to consolidated financial statements.

YHN ACQUISITION I LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2025, the Company had not yet commenced any operations. All activities through December 31, 2025 relate to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company’s initial shareholders (the “initial shareholders”) have agreed (a) to vote their founder shares, the ordinary shares included in the Private Placement Units (the “Private Placement Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose, or vote in favor of, an amendment to the Company’s Memorandum and Articles of Association that would stop the public shareholders from converting or selling their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) unless the Company provides public shareholders with the opportunity to redeem their Public Shares for cash from the Trust Account in connection with any such vote; (c) not to redeem any founder shares and Private Placement Shares as well as any Public Shares purchased during or after the Initial Public Offering for cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or sell any shares in a tender offer in connection with a Business Combination) or a vote to amend the provisions of the Memorandum and Articles of Association relating to shareholder’s rights of pre-Business Combination activity and (d) that the founder shares and Private Placement Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the initial shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination. The Company had entered into an amendment to the investment management trust agreement with Continental Stock Transfer & Trust Company to extend the date on which to commence liquidating the trust account. The Company will have until June 19, 2026 (the “Combination Period”) initially to consummate a Business Combination.

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

On December 8, 2025, in connection with the shareholders vote at the Annual Meeting, 3,464,179 shares were redeemed by certain shareholders at a price of approximately $10.58 per share, including interest generated and extension payments deposited in the Trust Account, in an aggregate amount of $36,650,157.

On December 8, 2025, the Company had entered into an amendment (the “Trust Amendment”) to the investment management trust agreement, dated as of September 17, 2024, by and between the Company and Continental Stock Transfer & Trust Company, to provide the Company with the discretion to extend the date on which to commence liquidating the trust account (the “Trust Account”) established in connection with the Company’s initial public offering (the “IPO”) by three (3) times for an additional three (3) months each time from December 19, 2025 to September 19, 2026 by depositing into the trust account an aggregate amount of $150,000 for each three-month extension. The Company filed the fourth amended and restated memorandum and articles of association on December 8, 2025, giving the Company the right to extend the date by which the Company has to consummate a business combination from December 19, 2025 (the date that is 15 months from the closing date of the IPO) to September 19, 2026 (the date that is 24 months from the closing date of the IPO).

On December 15, 2025, the parties to the Business Combination Agreement further entered into an Amendment No. 2 to the Business Combination Agreement (the “Amendment No. 2”). The Amendment No. 2 serves to amend the Business Combination Agreement to extend the Outside Closing Date (as defined in the Business Combination Agreement) to June 19, 2026.

As of the date of this report, the Company has extended two times by an additional three-month each time, and so it now has until June 19, 2026 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate the initial business combination, the Company’s insiders or their affiliates or designees, must deposit into the Trust Account $150,000 on or prior to the date of the applicable deadline. On each of December 15, 2025 and March 19, 2026, the Company has deposited in an amount of $150,000 into the Trust Account in order to extend the amount of available time to complete a business combination until June 19, 2026.

Going Concern Consideration

As of December 31, 2025, the Company had cash of $140,550 and a working capital deficit of $692,191. Subsequent to the consummation of the Initial Public Offering (“IPO”), the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

The Company initially had 15 months from the consummation of the Initial Public Offering to consummate the initial Business Combination. If the Company does not complete a Business Combination within 15 months from the consummation of the Initial Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Act (As Revised) of the British Virgin Islands. Accordingly, no vote would be required from the shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a Business Combination 2 times (for a total of up to 21 months from the consummation of the Initial Public Offering to complete a Business Combination). If the Company is unable to consummate the Company’s Initial Business Combination by June 19, 2026 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders.

If the Company does not complete a business combination by September 19, 2026 (assuming full extension), the Company will (i) as promptly as practicable, to cease all operations except for the purpose of making redemption and the subsequent winding up of the Company’s affairs; (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to the Company or necessary to pay the Company’s taxes, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of its public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve. Further, if the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide assurance that new financing will be available to it on commercially acceptable terms if at all. These conditions raise substantial doubt about the ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•            Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

•            Principles of consolidation

The consolidated financial statements include the consolidated financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

A subsidiary is the entity in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

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

•            Use of estimates

In preparing these consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ from these estimates.

•            Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The company had $140,550 and $669,250 in cash as of December 31, 2025 and 2024, respectively. The Company did not have any cash equivalents as of December 31, 2025 and 2024.

•            Cash and marketable securities held in trust account

At December 31, 2025 and 2024, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Earnings on these securities are included in dividend income in the accompanying consolidated statements of income and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

•            Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC 480, “Distinguishing Liabilities from Equity”. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Accordingly, as of December 31, 2025 and 2024, 2,535,821 and 6,000,000 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets, respectively. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of December 31, 2025 and 2024, the ordinary shares subject to possible redemption reflected on the consolidated balance sheets are disclosed in the following table:

Amount
Gross proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(3,767,573)
Offering costs of Public Shares	(2,661,858)
Plus:
Accretion of carrying value to redemption value - 2024	6,729,431
Subsequent remeasurement of ordinary shares subject to possible redemption - 2024	789,076

Ordinary shares subject to possible redemption as of December 31, 2024	61,089,076
Less:
Redemption of ordinary shares	(36,650,157)
Plus:
Subsequent remeasurement of ordinary shares subject to possible redemption - 2025	2,611,987

Ordinary shares subject to possible redemption as of December 31, 2025	$27,050,906

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

For issued or modified rights that meet all of the criteria for equity classification, the rights are required to be recorded as a component of equity at the time of issuance. For issued or modified rights that do not meet all the criteria for equity classification, the rights are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the rights are recognized as a non-cash gain or loss on the consolidated statements of income.

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

•            Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their consolidated financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net income (loss) per share is presented in the consolidated statements of income as follows:

	For the Year ended December 31, 2025		For the Year ended December 31, 2024
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Other income earned in investments held in Trust Account	$2,462,016	$–	$789,287	$–
Total expenses	(873,403)	(263,496)	(148,522))	(138,127)
Total allocation to redeemable and non-redeemable ordinary share	$1,588,613	$(263,496)	$640,765	$(138,127)
Denominators:
Weighted-average shares outstanding	5,800,691	1,750,000	1,688,525	1,570,355
Basic and diluted net income (loss) per share	$0.27	$(0.15)	$0.38	$(0.09)

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

•            Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2025 and 2024, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$27,050,906	$27,050,906	$–	$–

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$61,089,076	$61,089,076	$–	$–

•            Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

Administrative Services Agreement

An affiliate of the Sponsor agreed that, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, administrative and support services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $10,000 per month for these services commencing on the closing date of this offering for 15 months (or up to 21 months). For years ended December 31, 2025 and 2024, the Company incurred $124,000 and $30,000 in fees for these services included in formation and operations costs in the consolidated statements of income, respectively. As of December 31, 2025 and 2024, the unpaid balance was $154,000 and $30,000 included in amount due to sponsor in the consolidated balance sheets, respectively.

Amount due to Sponsor

As of December 31, 2025 and 2024, the Company had a temporary advance of $790,038 and $60,059 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of December 31, 2025 and 2024, there were 1,750,000 and 1,750,000 ordinary shares issued and outstanding excluding 2,535,821 and 6,000,000 ordinary shares subject to possible redemption, respectively.

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

NOTE 8 – SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their consolidated financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which includes formation and operating costs and interest and dividends earned on investments held in Trust Account which are included in the accompanying consolidated statements of income.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued, the Company has evaluated all events or transactions that occurred after the balance sheet date, up through the date the Company issued the consolidated financial statements.

On March 19, 2026, the Company has deposited in an amount of $150,000 into the Trust Account in order to extend the amount of available time to complete a business combination until June 19, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YHN ACQUISITION I LIMITED

By:	/s/ Poon Man Ka, Christy
Name:	Poon Man Ka, Christy
Title:	Chief Executive Officer

Dated: March 31, 2026

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Poon Man Ka, Christy, his or her attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Poon Man Ka, Christy	Chief Executive Officer	March 31, 2026
Poon Man Ka, Christy	(Principal executive officer), Director and Chairperson of the Board of Directors

/s/ Yangyujia An	Chief Financial Officer and Director	March 31, 2026
Yangyujia An	(Principal financial and accounting officer)

/s/ Zhengming Feng	Independent Director	March 31, 2026
Zhengming Feng

/s/ Donghui Xu	Independent Director	March 31, 2026
Donghui Xu

/s/ Min Zhang	Independent Director	March 31, 2026
Min Zhang

41