Form 10-Q
period 2026-03-31
YHN Acquisition I Ltd
filed 2026-05-14
CIK 2020987

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 001-41134

YHN Acquisition I Limited
(Exact name of registrant as specified in its charter)

British Virgin Islands	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Queen’s Road East Wanchai, Hong Kong	n/a
(Address of Principal Executive Offices)	(Zip Code)

+852 5499 8101

(Registrant’s telephone number, including area code)

2/F, Hang Seng Building, 200 Hennessy Road, Wanchai, Hong Kong
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

As of May 14, 2026, there were 4,285,821 ordinary shares of the Registrant, no par value, issued and outstanding.

YHN ACQUISITION I LIMITED

Quarterly Report on Form 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

YHN ACQUISITION I LIMITED

YHN ACQUISITION I LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash	$22,788	$140,550
Prepayments	66,525	12,923

Total Current Assets	89,313	153,473

Cash and marketable securities held in trust	27,438,949	27,050,906

TOTAL ASSETS	$27,528,262	$27,204,379

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$62,056	$55,626
Amount due to sponsor	1,011,924	790,038

Total Current Liabilities	1,073,980	845,664

Deferred underwriting compensation	1,500,000	1,500,000

TOTAL LIABILITIES	2,573,980	2,345,664

Commitments and contingencies (Note 7)

Ordinary shares subject to possible redemption, 2,535,821 and 2,535,821 shares (at redemption price of $10.82 and $10.67 per share, respectively)	27,438,949	27,050,906

Shareholders’ Deficit:
Ordinary shares, no par value; 500,000,000 shares authorized; 1,750,000 and 1,750,000 shares issued and outstanding (excluding 2,535,821 and 2,535,821 shares, subject to possible redemption), respectively	–	–
Accumulated deficit	(2,484,667)	(2,192,191)

Total Shareholders’ Deficit	(2,484,667)	(2,192,191)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$27,528,262	$27,204,379

See accompanying notes to unaudited condensed consolidated financial statements.

YHN ACQUISITION I LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended March 31, 2026	For the three months ended March 31, 2025

Formation and operating costs	$(142,478)	$(92,418)

Other income:
Dividend income	238,043	639,703
Interest income	2	14
Total other income	238,045	639,717

NET INCOME	$95,567	$547,299

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	2,535,821	6,000,000

Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.06	$0.09

Basic and diluted weighted average shares outstanding, ordinary shares not subject to possible redemption	1,750,000	1,750,000

Basic and diluted net loss per share, ordinary shares not subject to possible redemption	$(0.03)	$(0.01)

See accompanying notes to unaudited condensed consolidated financial statements.

YHN ACQUISITION I LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Three months ended March 31, 2026
	Ordinary shares			Total
	No. of shares	Amount	Accumulated deficit	shareholders’ deficit
Balance as of December 31, 2025	1,750,000	$–	$(2,192,191)	$(2,192,191)

Subsequent remeasurement of ordinary shares subject to possible redemption	–	–	(388,043)	(388,043)

Net income	–	–	95,567	95,567

Balance as of March 31, 2026	1,750,000	$–	$(2,484,667)	$(2,484,667)

	Three months ended March 31, 2025
	Ordinary shares			Total
	No. of shares	Amount	Accumulated deficit	shareholders’ deficit
Balance as of December 31, 2024	1,750,000	$–	$(905,321)	$(905,321)

Subsequent remeasurement of ordinary shares subject to possible redemption	–	–	(639,703)	(639,703)

Net income	–	–	547,299	547,299

Balance as of March 31, 2025	1,750,000	$–	$(997,725)	$(997,725)

See accompanying notes to unaudited condensed consolidated financial statements.

YHN ACQUISITION I LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2026	Three months ended March 31, 2025
Cash flows from operating activities:
Net income	$95,567	$547,299
Adjustments to reconcile net income to net cash used in operating activities:
Dividend income earned in cash and investments held in trust account	(238,043)	(639,703)
Changes in operating assets and liabilities:
Prepayments	(53,602)	(43,837)
Accrued expenses	6,430	(31,997)
Net cash used in operating activities	(189,648)	(168,238)

Cash flows from investing activities:
Proceeds deposited in Trust Account	(150,000)	–
Net cash used in investing activities	(150,000)	–

Cash flows from financing activities:
Advances from Sponsor	221,886	36,000
Net cash provided by financing activities	221,886	36,000

NET CHANGE IN CASH	(117,762)	(132,238)

CASH, BEGINNING OF PERIOD	140,550	669,250

CASH, END OF PERIOD	$22,788	$537,012

Non-cash investing and financing activities
Subsequent remeasurement of ordinary shares subject to possible redemption	$388,043	$639,703

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

As of March 31, 2026, the Company had not yet commenced any operations. All activities through March 31, 2026 relate to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Going Concern Consideration

As of March 31, 2026, the Company had cash of $22,788 and a working capital deficit of $984,667. Subsequent to the consummation of the Initial Public Offering (“IPO”), the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•            Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The interim financial information provided is unaudited, but in the opinion of management includes all adjustments which management considers necessary for the fair statement of the financial position, results of operations and cash flows for this period. Certain information and note disclosures normally included in the unaudited condensed financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Operating results for the interim period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.

•            Principles of consolidation

The unaudited condensed consolidated financial statements include the unaudited condensed consolidated financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

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

•            Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $22,788 and $140,550 in cash as of March 31, 2026 and December 31, 2025, respectively. The Company did not have any cash equivalents as of March 31, 2026 and December 31, 2025.

•            Cash and marketable securities held in trust account

At March 31, 2026 and December 31, 2025, all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Earnings on these securities are included in dividend income in the accompanying unaudited condensed consolidated statements of income and are automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

•            Ordinary share subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC 480, “Distinguishing Liabilities from Equity”. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Accordingly, as of March 31, 2026 and December 31, 2025, 2,535,821 and 2,535,821 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets, respectively. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of March 31, 2026 and December 31, 2025, the ordinary shares subject to possible redemption reflected on the unaudited condensed consolidated balance sheets are disclosed in the following table:

Amount
Gross proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(3,767,573)
Offering costs of Public Shares	(2,661,858)
Plus:
Accretion of carrying value to redemption value - 2024	6,729,431
Subsequent remeasurement of ordinary shares subject to possible redemption - 2024	789,076

Ordinary shares subject to possible redemption as of December 31, 2024	61,089,076
Less:
Redemption of ordinary shares	(36,650,157)
Plus:
Subsequent remeasurement of ordinary shares subject to possible redemption - 2025	2,611,987

Ordinary shares subject to possible redemption as of December 31, 2025	27,050,906
Plus:
Subsequent remeasurement of ordinary shares subject to possible redemption - 2026	388,043

Ordinary shares subject to possible redemption as of March 31, 2026	$27,438,949

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited condensed financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The net income (loss) per share presented in the unaudited condensed consolidated statements of income is based on the following:

	For the Three Months ended March 31, 2026		For the Three Months ended March 31, 2025
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$238,045	$–	$639,717	$–
Total expenses	(84,301)	(58,177)	(71,549)	(20,869)
Total allocation to redeemable and non-redeemable ordinary share	$153,744	$(58,177)	$568,168	$(20,869)
Denominators:
Weighted-average shares outstanding	2,535,821	1,750,000	6,000,000	1,750,000
Basic and diluted net income (loss) per share	$0.06	$(0.03)	$0.09	$(0.01)

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed consolidated balance sheets, primarily due to their short-term nature.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2026	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$27,438,949	$27,438,949	$–	$–

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$27,050,096	$27,050,096	$–	$–

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

Administrative Services Agreement

An affiliate of the Sponsor agreed that, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, administrative and support services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $10,000 per month for these services commencing on the closing date of this offering for 15 months (or up to 21 months). For three months ended March 31, 2026 and 2025, the Company incurred $30,667 and $30,000 in fees for these services included in formation and operations costs in the unaudited condensed consolidated statements of income, respectively. As of March 31, 2026 and December 31, 2025, the unpaid balance was $184,667 and $154,000 included in amount due to sponsor in the unaudited condensed consolidated balance sheets, respectively.

Amount Due to Sponsor

As of March 31, 2026 and December 31, 2025, we had temporary advances of $1,011,924 and $790,038 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of March 31, 2026 and December 31, 2025, there were 1,750,000 ordinary shares issued and outstanding excluding 2,535,821 ordinary shares subject to possible redemption.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which includes formation and operating costs and interest and dividend earned on investments held in Trust Account which are included in the accompanying unaudited condensed consolidated statements of income.

The key measures of segment profit or loss reviewed by the CODM are earned on investments held in Trust Account and formation and operating costs. The CODM reviews earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On April 17, 2026, we received a notification letter (the “Notification Letter on MVPHS”) from The Nasdaq Stock Market LLC (“Nasdaq”) that the Company is not in compliance with the minimum Market Value of Publicly Held Shares (the “MVPHS”) set forth in Nasdaq Listing Rule 5450(b)(2)(C) for continued listing on Nasdaq, which requires a minimum MVPHS of $15,000,000 (the “MVPHS Requirement”), since the Company failed to meet the MVPHS Requirement for a period of 30 consecutive business days from March 5, 2026 to April 16, 2026. The Notification Letter on MVPHS has no immediate effect on the listing or trading of the Company’s Ordinary Shares on Nasdaq and, as of April 20, 2026, the Ordinary Shares will continue to trade on Nasdaq under the symbol “YHNA.”

The Notification Letter on MVPHS provides that pursuant to Nasdaq Listing Rule 5810(c)(3)(D), the Company has 180 calendar days, or until October 14, 2026, to regain compliance with Nasdaq Listing Rule 5450(b)(2)(C). To regain compliance, the minimum MVPHS must be at least $15,000,000 or more for a minimum of 10 consecutive business days prior to October 14, 2026. If the Company does not regain compliance by October 14, 2026, the Company will receive written notification from Nasdaq that its securities are subject to delisting. Alternatively, the Company may consider applying for a transfer to The Nasdaq Capital Market (the “Capital Market”). In order to transfer, the Company must submit an on-line transfer application, and meet the Capital Market’s continued listing requirements.

Additionally, on April 17, 2026, the Company received a separate notification letter (the “Notification Letter on MVLS”) from Nasdaq, indicating that the Company was no longer in compliance with the minimum Market Value of Listed Securities (“MVLS”) of $50,000,000 required for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”) since the Company failed to meet the MVLS Requirement for a period of 30 consecutive business days from March 5, 2026 to April 16, 2026. The Notification Letter on MVLS has no immediate effect on the listing or trading of the Company’s Ordinary Shares on Nasdaq and, as of April 20, 2026, the Ordinary Shares will continue to trade on Nasdaq under the symbol “YHNA.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has a period of 180 calendar days, or until October 14, 2026, to regain compliance with the MVLS Requirement. To regain compliance, the Company’s MVLS must close at $50,000,000 or more for a minimum of 10 consecutive business days prior to October 14, 2026. If the Company does not regain compliance by October 14, 2026, the Company will receive written notification from Nasdaq that its securities are subject to delisting. Alternatively, the Company may consider applying for a transfer to the Capital Market. In order to transfer, the Company must submit an on-line transfer application, and meet the Capital Market’s continued listing requirements.

The Company intends to monitor the MVPHS Requirement and MVLS Requirement of its Ordinary Shares and will consider implementing available options to regain compliance with the MVPHS Requirement and MVLS Requirement under the Nasdaq Listing Rules.

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

For the three months ended March 31, 2026, we had a net income of $95,567 which was comprised of formation and operating costs expenses, dividend income and interest income.

For the three months ended March 31, 2025, we had a net income of $547,299 which was comprised of formation and operating costs expenses, dividend income and interest income.

Liquidity and Capital Resources

As of March 31, 2026, we had cash of $22,788. Until the consummation of the initial public offering, the only source of liquidity was an initial purchase of ordinary shares by our Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from our Sponsor.

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

The Company’s IPO prospectus dated September 17, 2024 provided that the Company has until 15 months from the closing of the IPO to complete its initial business combination.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2026.  We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC 480, “Distinguishing Liabilities from Equity”. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Accordingly, as of March 31, 2026 and December 31, 2025, 2,535,821 and 2,535,821 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets, respectively. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of March 31, 2026 and December 31, 2025, the ordinary shares subject to possible redemption reflected on the unaudited condensed consolidated balance sheets are disclosed in the following table:

Amount
Gross proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(3,767,573)
Offering costs of Public Shares	(2,661,858)
Plus:
Accretion of carrying value to redemption value	6,729,431
Subsequent remeasurement of ordinary shares subject to possible redemption - 2024	789,076

Ordinary shares subject to possible redemption as of December 31, 2024	61,089,076
Less:
Redemption of ordinary shares	(36,650,157)
Plus:
Subsequent remeasurement of ordinary shares subject to possible redemption - 2025	2,611,987

Ordinary shares subject to possible redemption as of December 31, 2025	27,050,906
Plus:
Subsequent remeasurement of ordinary shares subject to possible redemption - 2026	388,043

Ordinary shares subject to possible redemption as of March 31, 2026	$27,438,949

•	Net income (loss) per share

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

Net income (loss) per share is presented in the unaudited condensed consolidated statements of income as follows:

	For the Three Months ended March 31, 2026		For the Three Months ended March 31, 2025
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$238,045	$–	$639,717	$–
Total expenses	(84,301)	(58,177)	(71,549)	(20,869)
Total allocation to redeemable and non-redeemable ordinary share	$153,744	$(58,177)	$568,168	$(20,869)
Denominators:
Weighted-average shares outstanding	2,535,821	1,750,000	6,000,000	1,750,000
Basic and diluted net income (loss) per share	$0.06	$(0.03)	$0.09	$(0.01)

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2026, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of March 31, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

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

As of March 31, 2026, a total of $27,438,949 was held in a trust account established for the benefit of the Company’s public shareholders.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the quarter ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

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

YHN ACQUISITION I LIMITED

Date: May 14, 2026	By:	/s/ Poon Man Ka, Christy
	Name:	Poon Man Ka, Christy
	Title:	Chief Executive Officer
(Principal Executive Officer)

