Form 10-Q
period 2026-06-30
YHN Acquisition I Ltd
filed 2026-08-14
CIK 2020987

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 001-42251

YHN Acquisition I Limited
(Exact name of registrant as specified in its charter)

British Virgin Islands	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8Queen’s Road East Wanchai, Hong Kong	n/a
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 14, 2026, there were 4,285,821 ordinary shares of the Registrant, no par value, issued and outstanding.

YHN ACQUISITION I LIMITED

Quarterly Report on Form 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

YHN ACQUISITION I LIMITED

YHN ACQUISITION I LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash	$26,560	$140,550
Prepayments	44,975	12,923

Total Current Assets	71,535	153,473

Cash and marketable securities held in trust	27,832,053	27,050,906

TOTAL ASSETS	$27,903,588	$27,204,379

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$52,502	$55,626
Amount due to sponsor	1,281,932	790,038

Total Current Liabilities	1,334,434	845,664

Deferred underwriting compensation	1,500,000	1,500,000

TOTAL LIABILITIES	2,834,434	2,345,664

Commitments and contingencies (Note 7)

Ordinary shares subject to possible redemption, 2,535,821 and 2,535,821 shares (at redemption price of $10.98 and $10.67 per share, respectively)	27,832,053	27,050,906

Shareholders’ Deficit:
Ordinary shares, no par value; 500,000,000 shares authorized; 1,750,000 and 1,750,000 shares issued and outstanding (excluding 2,535,821 and 2,535,821 shares, subject to possible redemption), respectively	–	–
Accumulated deficit	(2,762,899)	(2,192,191)

Total Shareholders’ Deficit	(2,762,899)	(2,192,191)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$27,903,588	$27,204,379

See accompanying notes to unaudited condensed consolidated financial statements.

YHN ACQUISITION I LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months ended June 30, 2026	For the Three Months ended June 30, 2025	For the Six Months ended June 30,2026	For the Six Months ended June 30,2025

Formation and operating costs	$(128,233)	$(668,321)	$(270,711)	$(760,739)

Other income:
Dividend income	243,104	643,564	481,147	1,283,267
Interest income	1	7	3	21
Total other income	243,105	643,571	481,150	1,283,288

NET INCOME (LOSS)	$114,872	$(24,750)	$210,439	$522,549

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	2,535,821	6,000,000	2,535,821	6,000,000
Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.07	$0.02	$0.13	$0.12

Basic and diluted weighted average shares outstanding, ordinary shares not subject to possible redemption	1,750,000	1,750,000	1,750,000	1,750,000
Basic and diluted net loss per share, ordinary shares not subject to possible redemption	$(0.03)	$(0.09)	$(0.06)	$(0.10)

See accompanying notes to unaudited condensed consolidated financial statements.

YHN ACQUISITION I LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Three and Six Months ended June 30, 2026
	Ordinary shares		Accumulated	Total shareholders’
	No. of shares	Amount	deficit	deficit

Balance as of December 31, 2025	1,750,000	$–	$(2,192,191)	$(2,192,191)

Subsequent remeasurement of ordinary shares subject to possible redemption	–	–	(388,043)	(388,043)

Net income	–	–	95,567	95,567

Balance as of March 31, 2026	1,750,000	$–	$(2,484,667)	$(2,484,667)

Subsequent remeasurement of ordinary shares subject to possible redemption	–	–	(393,104)	(393,104)

Net income	–	–	114,872	114,872

Balance as of June 30, 2026	1,750,000	$–	$(2,762,899)	$(2,762,899)

	Three and Six Months ended June 30, 2025
	Ordinary shares		Accumulated	Total shareholders’
	No. of shares	Amount	deficit	deficit

Balance as of December 31, 2024	1,750,000	$–	$(905,321)	$(905,321)

Subsequent remeasurement of ordinary shares subject to possible redemption	–	–	(639,703)	(639,703)

Net income	–	–	547,299	547,299

Balance as of March 31, 2025	1,750,000	$–	$(997,725)	$(997,725)

Subsequent remeasurement of ordinary shares subject to possible redemption	–	–	(643,564)	(643,564)

Net loss	–	–	(24,750)	(24,750)

Balance as of June 30, 2025	1,750,000	$–	$(1,666,039)	$(1,666,039)

See accompanying notes to unaudited condensed consolidated financial statements.

YHN ACQUISITION I LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended June 30, 2026	Six Months ended June 30, 2025
Cash flows from operating activities:
Net income	$210,439	$522,549
Adjustments to reconcile net income to net cash used in operating activities:
Dividend income earned in cash and investments held in trust account	(481,147)	(1,283,267)
Changes in operating assets and liabilities:
Prepayments	(32,052)	(2,675)
Accrued expenses	(3,124)	(24,008)
Net cash used in operating activities	(305,884)	(787,401)

Cash flows from investing activities:
Proceeds deposited in Trust Account	(300,000)	–
Net cash used in investing activities	(300,000)	–

Cash flows from financing activities:
Advances from Sponsor	491,894	166,000
Net cash provided by financing activities	491,894	166,000

NET CHANGE IN CASH	(113,990)	(621,401)

CASH, BEGINNING OF PERIOD	140,550	669,250

CASH, END OF PERIOD	$26,560	$47,849

Non-cash investing and financing activities
Subsequent remeasurement of ordinary shares subject to possible redemption	$781,147	$1,283,267

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

As of June 30, 2026, the Company had not yet commenced any operations. All activities through June 30, 2026 relate to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company’s initial shareholders (the “initial shareholders”) have agreed (a) to vote their founder shares, the ordinary shares included in the Private Placement Units (the “Private Placement Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose, or vote in favor of, an amendment to the Company’s Memorandum and Articles of Association that would stop the public shareholders from converting or selling their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) unless the Company provides public shareholders with the opportunity to redeem their Public Shares for cash from the Trust Account in connection with any such vote; (c) not to redeem any founder shares and Private Placement Shares as well as any Public Shares purchased during or after the Initial Public Offering for cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or sell any shares in a tender offer in connection with a Business Combination) or a vote to amend the provisions of the Memorandum and Articles of Association relating to shareholder’s rights of pre-Business Combination activity and (d) that the founder shares and Private Placement Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the initial shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination. The Company had entered into an amendment to the investment management trust agreement with Continental Stock Transfer & Trust Company to extend the date on which to commence liquidating the trust account. The Company will have until September 19, 2026 (the “Combination Period”) initially to consummate a Business Combination.

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

As of the date of this report, the Company has extended three times by an additional three-month each time, and so it now has until September 19, 2026 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate the initial business combination, the Company’s insiders or their affiliates or designees, must deposit into the Trust Account $150,000 on or prior to the date of the applicable deadline. On each of December 15, 2025 , March 19, 2026 and June 17, 2026, the Company has deposited in an amount of $150,000 into the Trust Account in order to extend the amount of available time to complete a business combination until September 19, 2026.

Going Concern Consideration

As of June 30, 2026, the Company had cash of $26,560 and a working capital deficit of $1,262,899. Subsequent to the consummation of the Initial Public Offering (“IPO”), the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

The Company initially had 15 months from the consummation of the Initial Public Offering to consummate the initial Business Combination. If the Company does not complete a Business Combination within 15 months from the consummation of the Initial Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Act (As Revised) of the British Virgin Islands. Accordingly, no vote would be required from the shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a Business Combination two times (for a total of up to 21 months from the consummation of the Initial Public Offering to complete a Business Combination). If the Company is unable to consummate the Company’s Initial Business Combination by September 19, 2026 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholder

If the Company does not complete a business combination by September 19, 2026 (assuming full extension), the Company will (i) as promptly as practicable, to cease all operations except for the purpose of making redemption and the subsequent winding up of the Company’s affairs; (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to the Company or necessary to pay the Company’s taxes, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of its public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•               Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The interim financial information provided is unaudited, but in the opinion of management includes all adjustments which management considers necessary for the fair statement of the financial position, results of operations and cash flows for this period. Certain information and note disclosures normally included in the unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.

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

•               Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $26,560 and $140,550 in cash as of June 30, 2026 and December 31, 2025, respectively. The Company did not have any cash equivalents as of June 30, 2026 and December 31, 2025.

•               Cash and marketable securities held in trust account

At June 30, 2026 and December 31, 2025, all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Earnings on these securities are included in dividend income in the accompanying unaudited condensed consolidated statements of operations and are automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

•               Ordinary share subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC 480, “Distinguishing Liabilities from Equity”. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Accordingly, as of June 30, 2026 and December 31, 2025, 2,535,821 and 2,535,821 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets, respectively. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of June 30, 2026 and December 31, 2025, the ordinary shares subject to possible redemption reflected on the unaudited condensed consolidated balance sheets are disclosed in the following table:

Amount

Ordinary shares subject to possible redemption as of December 31, 2024	$61,089,076
Less:
Redemption of ordinary shares	(36,650,157)
Plus:
Subsequent remeasurement of ordinary shares subject to possible redemption - 2025	2,611,987

Ordinary shares subject to possible redemption as of December 31, 2025	27,050,906
Plus:
Subsequent remeasurement of ordinary shares subject to possible redemption - 2026	781,147

Ordinary shares subject to possible redemption as of June 30, 2026	$27,832,053

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

•               Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash and investments account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000 and Securities Investor Protection Corporation of $500,000. The Company has not experienced losses on this account.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited condensed consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The net income (loss) per share presented in the unaudited condensed consolidated statements of income is based on the following:

	For the Three Months ended June 30, 2026		For the Three Months ended June 30, 2025
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Dividend income earned in investments held in Trust Account	$243,105	$–	$643,571	$–
Total expenses	(75,872)	(52,361)	(517,410)	(150,911)
Total allocation to redeemable and non-redeemable ordinary shares	$167,233	$(52,361)	$126,161	$(150,911)
Denominators:
Weighted-average shares outstanding	2,535,821	1,750,000	6,000,000	1,750,000
Basic and diluted net income (loss) per share	$0.07	$(0.03)	$0.02	$(0.09)

	For the Six Months ended June 30, 2026		For the Six Months ended June 30, 2025
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Dividend income earned in investments held in Trust Account	$481,150	$–	$1,283,288	$–
Total expenses	(160,173)	(110,538)	(588,959)	(171,780)
Total allocation to redeemable and non-redeemable ordinary shares	$320,977	$(110,538)	$694,329	$(171,780)
Denominators:
Weighted-average shares outstanding	2,535,821	1,750,000	6,000,000	1,750,000
Basic and diluted net income (loss) per share	$0.13	$(0.06)	$0.12	$(0.10)

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2026	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$27,832,053	$27,832,053	$–	$–

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$27,050,096	$27,050,096	$–	$–

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

Administrative Services Agreement

An affiliate of the Sponsor agreed that, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, administrative and support services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $10,000 per month for these services commencing on the closing date of this offering for 15 months (or up to 21 months). For the six months ended June 30, 2026 and 2025, the Company incurred $60,667 and $60,000 in fees for these services included in formation and operations costs in the unaudited condensed consolidated statements of operations, respectively. For three months ended June 30, 2026 and 2025, the Company incurred $30,000 and $30,000 in fees for these services included in formation and operations costs in the unaudited condensed consolidated statements of operations, respectively. As of June 30, 2026 and December 31, 2025, the unpaid balance was $214,667 and $154,000 included in amount due to sponsor in the unaudited condensed consolidated balance sheets, respectively.

Amount Due to Sponsor

As of June 30, 2026 and December 31, 2025, we had temporary advances of $1,281,932 and $790,038 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of June 30, 2026 and December 31, 2025, there were 1,750,000 ordinary shares issued and outstanding excluding 2,535,821 ordinary shares subject to possible redemption.

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

As of the date of this report, the Company has extended three times by an additional three-month each time, and so it now has until September 19, 2026 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate the initial business combination, the Company’s insiders or their affiliates or designees, must deposit into the Trust Account $150,000 on or prior to the date of the applicable deadline. On each of December 15, 2025, March 19, 2026 and June 17, 2026, the Company has deposited in an amount of $150,000 into the Trust Account in order to extend the amount of available time to complete a business combination until September 19, 2026.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

MVPHS Requirement

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

MVLS Requirement

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

Minimum Total Holders Requirement

On June 10, 2026, we received a notification letter (the “Notification Letter on Minimum Total Holders”) from Nasdaq that the Company is not in compliance with the minimum total holders requirement set forth in Nasdaq Listing Rule 5450(a)(2) for continued listing on Nasdaq, which requires a minimum of 400 “Total Holders” (defined as both beneficial holders and holders of record) of our securities (the “Minimum Total Holders Requirement”). The Notification Letter on Minimum Total Holders has no immediate effect on the listing or trading of the Company’s Units, Ordinary Shares and Rights on Nasdaq and, as of June 10, 2026, they will continue to trade on Nasdaq under the symbols “YHNAU,” “YHNA” and “YHNAR” respectively.

The Notification Letter provides that the Company has 45 calendar days to submit a plan to regain compliance. If our plan is accepted, Nasdaq can grant an extension of up to 180 calendar days from the date of the Notification Letter to evidence compliance. In determining whether to accept our plan, Nasdaq will consider such things as the likelihood that the plan will result in compliance with Nasdaq’s continued listing criteria, the Company’s past compliance history, the reasons for the Company’s current non-compliance, other corporate events that may occur within Nasdaq’s review period, the Company’s overall financial condition and its public disclosures. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

Alternatively, the Company may consider applying for a transfer of listing to The Nasdaq Capital Market (the “Capital Market”). In order to transfer, the Company must submit an online transfer application, pay the $5,000 application fee, and meet the Capital Market’s continued listing requirements.

The Company intends to monitor the number of its Total Holders and will consider implementing available options to regain compliance with the Minimum Total Holders Requirement.

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

For the six months ended June 30, 2026, we had a net income of $210,439 which was comprised of formation and operating costs expenses, dividend income and interest income.

For the six months ended June 30, 2025, we had a net income of $552,549 which was comprised of formation and operating costs expenses, dividend income and interest income.

For the three months ended June 30, 2026, we had a net income of $114,872 which was comprised of formation and operating costs expenses, dividend income and interest income.

For the three months ended June 30, 2025, we had a net loss of $24,750 which was comprised of formation and operating costs expenses, dividend income and interest income.

Liquidity and Capital Resources

As of June 30, 2026, we had cash of $26,560. Until the consummation of the initial public offering, the only source of liquidity was an initial purchase of ordinary shares by our Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from our Sponsor.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2026.  We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC 480, “Distinguishing Liabilities from Equity”. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Accordingly, as of June 30, 2026 and December 31, 2025, 2,535,821 and 2,535,821 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets, respectively. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of June 30, 2026 and December 31, 2025, the ordinary shares subject to possible redemption reflected on the unaudited condensed consolidated balance sheets are disclosed in the following table:

Amount

Ordinary shares subject to possible redemption as of December 31, 2024	$61,089,076
Less:
Redemption of ordinary shares	(36,650,157)
Plus:
Subsequent remeasurement of ordinary shares subject to possible redemption - 2025	2,611,987

Ordinary shares subject to possible redemption as of December 31, 2025	27,050,906
Plus:
Subsequent remeasurement of ordinary shares subject to possible redemption - 2026	781,147

Ordinary shares subject to possible redemption as of June 30, 2026	$27,832,053

•	Net income (loss) per share

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

Net income (loss) per share is presented in the unaudited condensed consolidated statements of operations as follows:

	For the Three Months ended June 30, 2026		For the Three Months ended June 30, 2025
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Dividend income earned in investments held in Trust Account	$243,105	$–	$643,571	$–
Total expenses	(75,872)	(52,361)	(517,410)	(150,911)
Total allocation to redeemable and non-redeemable ordinary shares	$167,233	$(52,361)	$126,161	$(150,911)
Denominators:
Weighted-average shares outstanding	2,535,821	1,750,000	6,000,000	1,750,000
Basic and diluted net income (loss) per share	$0.07	$(0.03)	$0.02	$(0.09)

	For the Six Months ended June 30, 2026		For the Six Months ended June 30, 2025
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Dividend income earned in investments held in Trust Account	$481,150	$–	$1,283,288	$–
Total expenses	(160,173)	(110,538)	(588,959)	(171,780)
Total allocation to redeemable and non-redeemable ordinary shares	$320,977	$(110,538)	$694,329	$(171,780)
Denominators:
Weighted-average shares outstanding	2,535,821	1,750,000	6,000,000	1,750,000
Basic and diluted net income (loss) per share	$0.13	$(0.06)	$0.12	$(0.10)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2026, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of June 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2026, a total of $27,832,053 was held in a trust account established for the benefit of the Company’s public shareholders.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the quarter ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

YHN ACQUISITION I LIMITED

Date: August 14, 2026	By:	/s/ Poon Man Ka, Christy
	Name:	Poon Man Ka, Christy
	Title:	Chief Executive Officer
(Principal Executive Officer)

